Form 10-Q
period 1996-03-31
MIDLAND FINANCIAL GROUP INC
filed 1996-05-14
CIK 879522

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549
                                   FORM 10-Q





                 Quarterly Report Pursuant to Section 13 or
                15(d) of The Securities Exchange Act of 1934



For the quarter ended                           Commission file number 0-20754
March 31, 1996


                         MIDLAND FINANCIAL GROUP, INC.
                         (EXACT NAME OF REGISTRANT AS SPECIFIED
                         IN ITS CHARTER)


TENNESSEE                                  62-1104818
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)



825 CROSSOVER LANE, SUITE 112
MEMPHIS, TENNESSEE                                         38117
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)





Registrants telephone number including area code:          (901) 680-9100





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X        No
                                               ----------      -----------

As of May 10, 1996 there were 5,546,522 shares of Common Stock outstanding.

                                   Part I
Item 1.  Financial Statements

                        MIDLAND FINANCIAL GROUP, INC.
                           CONSOLIDATED CONDENSED
                                 BALANCE SHEETS
                                                      (in thousands)

                                                                 (Unaudited)
        ASSETS                                                    March 31,              Dec. 31,
        ------                                                       1996                   1995
                                                                  ---------              --------
Cash and equivalents                                               $  3,925              $ 12,479
Investments available for sale
   at fair value
Equity securities                                                    14,838                13,408
Fixed maturities                                                    147,163               148,916
                                                                    -------               -------
                                                                    162,001               162,324

Receivables:
  Agents and insureds                                                38,473                39,741
  Finance contracts receivable                                          282                   365
  Reinsurance receivables
   - direct                                                          18,570                17,165
   - assumed                                                            432                   654
Prepaid Reinsurance Premium                                          21,408                21,207
Accrued investment income                                             2,067                 2,296
Deferred policy acq. costs                                            9,440                 9,617
Net furniture, equip, fixtures                                        3,334                 3,398
Notes receivable                                                      2,743                 2,158
Subsidiary investments                                                2,267                   293
Deferred income taxes                                                 4,350                 3,813
Income taxes recoverable                                              5,624                 5,414
Other Assets                                                          4,659                 2,607
                                                                   --------              --------
Total Assets                                                       $279,575              $283,531
                                                                   ========              ========

     TOTAL LIABILITIES
     -----------------

Unpaid losses and loss adjustment expenses                         $107,716              $104,516
Unearned premiums and fees - direct                                  78,710                77,311
                           - assumed                                  3,172                 5,162
Due to reinsurers                                                     3,473                 7,946
Notes payable and other debt                                         26,000                27,000
Accrued premium taxes and other expenses                              9,923                12,751
                                                                    -------               -------
Total Liabilities                                                   228,994               234,686
                                                                    -------               -------
Common stock                                                         41,625                39,420
Additional paid-in capital                                            1,887                 1,887
Retained earnings                                                     6,354                 5,796
Unrealized depr. on equity                                              715                 1,742
                                                                    -------               -------

Total Equity                                                         50,581                48,845
                                                                    -------              --------
Total Liabilities and Equity                                       $279,575              $283,531
                                                                    =======              ========

                         MIDLAND FINANCIAL GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)



                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                      1996                 1995
                                                                    --------            ---------
Gross premiums written                                              $ 51,890             $ 49,083
                                                                    ========             ========
Net premiums written                                                $ 38,271             $ 48,293
                                                                    ========             ========

Income:
  Premiums earned                                                   $ 39,064             $ 38,787
  Commissions and policy fees                                          3,080                1,983
  Investment income                                                    2,159                2,064
  Net realized investment gains                                          407                  (30)
  Other income                                                            21                   66
                                                                     -------              -------
                                                                      44,731               42,870
                                                                     -------              -------
Expenses:
  Losses and loss adjustment expenses                                 32,147               27,786
  Policy acquisition costs                                             9,746                9,671
  Operating expenses                                                   1,755                1,458
  Interest                                                               629                  402
  Amortization of intangible assets                                       36                   31
                                                                     -------              -------
                                                                      44,313               39,348
                                                                     -------              -------
Income before provision for income
  taxes and equity interests                                             418                3,522
Provision for income taxes                                              (125)                 879
                                                                     -------              -------

Income before equity interests                                           543                2,643
Equity interests                                                          15                   34
                                                                     -------              -------
Net income                                                           $   528              $ 2,609
                                                                     =======              =======


Net income per common share                                          $   .10              $   .48
                                                                     =======              =======

Weighted average common shares
   outstanding                                                         5,567                5,462
                                                                     =======              =======


                         MIDLAND FINANCIAL GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                                               March 31,
                                                                     ----------------------------
                                                                       1996                 1995
                                                                     ------               ------
Net cash flows from operating
   activities                                                        $(6,376)              $6,094
                                                                     -------               ------

Cash flows from investing activities:
         Sales of investments                                         27,439                   73
         Purchases of investments                                    (28,913)             (11,346)
         Other                                                           (78)                (135)
                                                                     -------               ------
         Net cash used by investing activities                        (1,552)             (11,408)
                                                                     -------               ------

Cash flows from financing activities:
         Exercise of warrants and options                                 --                   28
         Repayment of debt                                            (1,000)             (21,000)
         Other                                                           374                 (246)
                                                                     -------               ------
         Net cash provided (used)
           by financing activities                                      (626)             (21,218)
                                                                     -------               ------

Cash, beginning of period                                             12,479               29,196
                                                                     -------               ------

Cash, end of period                                                  $ 3,925               $2,664
                                                                     =======               ======


                         MIDLAND FINANCIAL GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1995 as set forth in the annual consolidated financial statements of Midland Financial Group, Inc. (the "Company"), of such date. In the opinion of Management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included. Certain 1995 amounts have been reclassified to conform with the 1996 presentation. The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year. The computations of earnings per share are based upon the weighted average number of common shares outstanding during each period adjusted for the assumed exercise of all outstanding stock options using the treasury stock method (5,567,000 and 5,462,000 for the three months ended March 31, 1996 and 1995, respectively).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Changes in Financial Condition March 31, 1996 compared to December 31, 1995.

The operating cash requirements of the Company relate primarily to the payment of claims, policy acquisition costs and operating expenses. Due to the nature of risks the Company insures, the Company's liabilities can be estimated.
These liabilities generally develop and are resolved over a period of less than three years. Therefore, the Company generally has a predictable schedule of cash needs. The Company manages its investment activities to maintain adequate liquidity for operating purposes and to protect its policyholders and stockholders (i.e., "matching of liquidity and cash requirements"). The Company's portfolio is heavily weighted toward intermediate fixed maturity securities. The Company generally invests in investment grade securities and has a policy of not acquiring real estate investments. Historically, the Company has not experienced any "mismatches" related to liquidity management and none are anticipated. The Company carries its investment portfolio as available for sale and the securities are stated at fair value.

During the quarter ended March 31, 1996, the Company liquidated a portion of its nontaxable securities, resulting in a net realized gain of $407,000. The proceeds from the sale of these securities were reinvested in higher yielding taxable securities, to take advantage of the Company's net operating loss carryforward generated in 1995.

The Company's objective is to maintain a capital adequacy ratio based on the industry standard of a maximum of 3:1. For the quarter ended March 31, 1996, the capital adequacy ratio was 2.7:1 compared to 3:1 for the first quarter of 1995. The Company expects its premium writings to decline during 1996 as a result of its decision during 1995 to eliminate certain programs and due to rate increases already taken or anticipated to be taken during 1996. The Company is utilizing a 30% quota share reinsurance facility obtained effective September 30, 1995 on its personal automobile programs in 1996.

The Company obtained a $20 million permanent credit facility in December 1993, which was utilized to expand underwriting capacity in 1994. This facility was increased to $30 million in December, 1994, with the increase being utilized to expand underwriting capacity during 1995. At September 30, 1995, the Company defaulted on certain financial covenants contained in the related loan agreement. The default was not cured prior to December 31, 1995. The loan agreement was amended, including revised financial covenants, effective March 1, 1996. Under the terms of the restated loan agreement, the Company is not required to pay principal until June 30, 1996, and quarterly thereafter through June 30, 1998. Interest is payable quarterly.

Results of Operations for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995.

         Gross premiums written for the quarter ended March 31, 1996 increased by 6% as compared to the same period of 1995. The Company expanded certain of its programs during 1995, but experienced unfavorable results. Certain programs have been eliminated, rate increases have been or are being implemented and underwriting guidelines have been tightened. As a result the Company expects 1996 premiums to decline as compared to 1995.

         Net premiums written for the quarter ended March 31, 1996 declined by 21% as compared to the same quarter of 1995 due to the utilization of a 30% quota-share reinsurance facility during 1996.

         Fee income for the quarter increased by 55% as compared to the same quarter of the prior year due to rate increases implemented in 1995 and due to fees generated from direct bill policies. During 1994, a large percentage of the Company's business was agency billed business, but the accounts were substantially converted to direct bill in late 1994 and 1995.

         Losses and loss adjustment expenses for the quarter ended March 31, 1996 increased by 16% as compared to the same period of 1995. This increase was mitigated by the utilization of reinsurance during 1996. The loss ratio increased from 71.6% at March 31, 1995, when the Company retained 98% of its premiums written to 82.3% at March 31, 1996, net of reinsurance. The Company experienced adverse loss results during the second half of 1995, and to a lesser extent during the first quarter of 1996. The Company is continuing to establish loss reserves at more conservative levels until the full impact of the underwriting and pricing changes made in late 1995 and early 1996 are precisely quantified.

         Policy acquisition costs remained relatively flat for the first quarter of 1996 compared to the first quarter of 1995, after giving recognition to ceding commission income on reinsurance. This is due to a significant decrease in the percentage of acquisition costs being deferred, as a result of increased loss ratios.

         Operating expenses for the quarter ended March 31, 1996 increased by 20% as compared to the quarter ended March 31, 1995 due primarily to the addition of certain personnel and the enhancement of information technology to increase underwriting controls.

         Interest and bank charges increased by 56% for the first quarter of 1996 as compared to the first quarter of 1995 because the interest rate on the Company's credit facility was increased retroactive to October 1, 1995 during the first quarter of 1996. In addition, the Company was required to pay amendment fees of $117,500 in connection with the renegotiation of the financial covenants of the loan during the first quarter of 1996.

                                    PART II.

Item.1  Legal Proceedings.

    In August 1994, the Company and three of its wholly owned subsidiaries were named in a civil lawsuit on behalf of two Chapter 13 debtors and as putative representatives of a plaintiffs' class challenging the validity of the Chapter 13 automobile insurance program in Alabama. The plaintiffs sought certification of a class, a declaration that the insurance policies violate Alabama statutes, a permanent injunction against further implementation of the Chapter 13 automobile insurance program in Alabama, and reimbursement of premiums received by the Company under Chapter 13 automobile program in Alabama. The Company and its subsidiaries denied the material allegations of the complaint and were awarded Dismissal by Summary Judgement in August 1995. The plaintiffs filed a motion for reconsideration which was denied in October 1995. The plaintiffs have appealed this determination and no decision has been rendered to date.

    In May, 1995, the Company, one of its officers and one of its subsidiaries were named in a wrongful termination lawsuit by a former employee. The matter is in the discovery stages. Management believes that it had valid cause for the dismissal of this employee and will vigorously defend the case. Management believes that the resolution of this matter will not have a material impact on the Company's operations.

    The Company and its subsidiaries are involved in asserted claims in the normal course of business. Management believes the outcome of these matters in the aggregate will not have a material adverse effect on the consolidated financial statements of the Company.


Item 2. Changes in Securities.

    There were no changes in securities.


Item 3. Default by the Company upon its Senior Securities.

    The Company has no senior securities.


Item 4. Submission of Matters to a Vote by Security Holders.

    No matters were submitted to a vote of security holders during the first quarter.


Item 5. Other Information.

    None.

Item 6a.  Exhibits and Reports in Form 8-K.

a)       Exhibits required by item 601 of Regulation S-K.

         11.1  Statement Regarding Computation of Net Income Per Share.

         27.1  Financial Data Schedule (for SEC use only).

b)       Reports on Form 8-K.
         The Company filed a report on Form 8-K on February 27, 1996, to announce that it had entered into an Agreement and Plan of Merger with Danielson Holding Corporation.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Midland Financial Group, Inc.
                                   (Registrant)




May 10, 1996                      /s/ Charles H. Gray, III
                                  --------------------------------------------
                                  By:  Charles H. Gray, III
                                       President




May 10, 1996                      /s/ Elena Barham
                                  --------------------------------------------
                                  By:  Elena Barham
                                       Senior Vice-President and
                                       Chief Financial Officer