Form 10-Q
period 1996-06-30
MIDLAND FINANCIAL GROUP INC
filed 1996-08-14
CIK 879522

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549
                                   FORM 10-Q



              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the quarter ended                           Commission file number 0-20754
June 30, 1996


                        MIDLAND FINANCIAL GROUP, INC.
                   (Exact name of registrant as specified
                               in its charter)

      TENNESSEE                                          62-1104818
(State of Incorporation)                   (I.R.S. Employer Identification No.)



    825 Crossover Lane, Suite 112
       Memphis, Tennessee                                 38117
(address of principal executive offices)                (zip Code)




Registrants telephone number including area code:                (901) 680-9100




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X    Yes     No
                                           ----     ----

As of August 13, 1996 there were 5,546,522 shares of Common Stock outstanding.

                                     Part I

Item 1.  Financial Statements

                         MIDLAND FINANCIAL GROUP, INC.
                             CONSOLIDATED CONDENSED
                                 BALANCE SHEETS
                                 (in thousands)

(Unaudited)

                                                                    June 30,              Dec. 31,
        ASSETS                                                        1996                  1995
        -------                                                     --------             ---------
Cash and short term investments                                     $ (1,809)            $ 12,479
Investments held for resale                                          162,994              162,324
                                                                    --------             --------
                                                                     161,185              174,803

Agent and direct bill receivables                                     35,228               39,741
Finance contracts receivable                                             273                  365
Reinsurance recoverable                                               29,167               17,819
Prepaid reinsurance premium                                           21,224               21,207
Accrued interest receivable                                            2,289                2,296
Deferred policy acq. costs                                            11,079                9,617
Furniture, equip, fixtures, net                                        3,462                3,398
Intangibles, net                                                       2,968                  571
Notes receivable                                                       2,726                2,158
Subsidiary investments                                                   300                  293
Income taxes recoverable                                               8,651                9,227
Other assets                                                           4,991                2,036
                                                                    --------             --------
Total Assets                                                        $283,543             $283,531
                                                                    ========             ========

         LIABILITIES
         -----------

Unpaid losses and loss adjustment expense                           $106,789             $104,516
Unearned premiums and fees                                            80,906               82,473
Due to reinsurers                                                     11,286                7,946
Notes payable                                                         26,000               27,000
Accrued premium taxes and other expenses                               7,617               12,751
                                                                    --------             --------
Total Liabilities                                                    232,598              234,686
                                                                    --------             --------

         EQUITY
         ------

Common stock                                                          41,625               39,420
Additional paid-in capital                                             1,887                1,887
Retained earnings                                                      7,214                5,796
Unrealized appreciation on equity securities                             219                1,742
                                                                    --------             --------
Total Equity                                                          50,945               48,845
                                                                    --------             --------
Total Liabilities and Equity                                        $283,543             $283,531
                                                                    ========             ========

                         MIDLAND FINANCIAL GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                  Three Months Ended                    Six Months Ended
                                                       June 30,                             June 30,
                                               -------------------------           -----------------------
                                                 1996             1995                1996         1995
                                               --------         --------           ---------     ---------
Gross premiums written                         $ 51,872         $ 57,577           $ 103,762     $ 106,660
                                               ========         ========           =========     =========
Net premiums written                           $ 38,174         $ 55,788           $  76,445     $ 104,081
                                               ========         ========           =========     =========
Income:
  Premiums earned                              $ 38,965         $ 45,078           $  78,029     $  83,865
  Policy fees                                     3,250            2,775               6,330         4,758
  Investment income                               2,338            2,753               4,497         4,817
  Net realized investment gains                      37               36                 444             6
  Other income                                       18               49                  39           115
                                               --------         --------           ---------     ---------
                                                 44,608           50,691              89,339        93,561
                                               --------         --------           ---------     ---------
Expenses:

  Losses & loss adjustment exp.                  32,593           34,174              64,740        61,960
  Policy acquisition costs                        9,180           11,351              18,926        21,022
  Operating expenses                              1,652            1,126               3,407         2,585
  Interest                                          582              378               1,211           780
  Amort. of intangible assets                        38               37                  74            68
                                               --------         --------           ---------     ---------
                                                 44,045           47,066              88,358        86,415
                                               --------         --------           ---------     ---------
Income before provision for income
   taxes and equity interest                        563            3,625                 981         7,146
Income tax provision
   (benefit)                                       (327)             740                (452)        1,619
                                               --------         --------           ---------     ---------


Income before equity interests                      890            2,885               1,433         5,527
Equity interests                                      -              (90)                (15)         (123)
                                               --------         --------           ---------     ---------

Net income                                     $    890         $  2,795           $   1,418      $  5,404
                                               ========         ========           =========      ========

Net income per common share                    $    .16         $    .51           $     .25       $   .99
                                               ========         ========           =========      ========

Weighted average common shares
   outstanding                                    5,567            5,468               5,567         5,466
                                               ========         ========           =========      ========


                         MIDLAND FINANCIAL GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                           Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
                                                       --------------------------           -----------------------
                                                          1996             1995                1996          1995
                                                       ---------         --------           ---------      --------
Net cash flows from operating
  activities                                           $  (3,227)        $ 15,291           $  (9,603)     $ 21,385
                                                       ---------         --------           ---------      --------
Cash flows from investing activities:
  Sales of investments                                    10,195            1,515              37,634         1,588
  Purchase of investments                                (12,172)          (6,317)            (41,085)      (17,663)
  Other                                                      412             (186)                334          (321)
                                                       ---------         --------           ---------      --------
   Net cash used by investing
     activities                                           (1,565)          (4,988)             (3,117)      (16,396)
                                                       ---------         --------           ---------      --------

Cash flows from financing activities:
  Exercise of warrants and options                             -              125                   -           153
  Bank credit facility transactions                            -           10,000              (1,000)      (11,000)
  Other                                                     (942)            (619)               (568)         (865)
                                                       ---------         --------           ---------      --------
    Net cash provided (used)
      by financing activities                               (942)           9,506              (1,568)      (11,712)
                                                       ---------         --------           ---------      --------

Cash, beginning of period                                  3,925            2,664              12,479        29,196
                                                       ---------         --------           ---------      --------

Cash, end of period                                    $  (1,809)        $ 22,473           $ (1,809)      $ 22,473
                                                       =========         ========           ========       ========


                         MIDLAND FINANCIAL GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1995 as set forth in the annual consolidated financial statements of Midland Financial Group, Inc. (the "Company"), of such date. In the opinion of Management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Certain 1995 amounts have been reclassified to conform with the 1996 presentation. The results of operations for the three-month and six-month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

         The computations of earnings per share are based upon the weighted average number of common shares outstanding each period adjusted for the assumed exercise of outstanding dilutive stock options using the treasury stock method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Changes in Financial Condition June 30, 1996 compared to December 31, 1995.

         The operating cash requirements of the Company primarily relate to the payment of claims, policy acquisition costs and operating expenses. Due to the nature of risks the Company insures, the Company's liabilities can be estimated. The liabilities generally develop and are resolved over a period of less than three years. Therefore, the Company generally has a predictable schedule of cash needs. The Company manages its investment activities to maintain adequate liquidity for operating purposes and to protect its policyholders and stockholders (i.e., "matching" of liquidity and cash requirements). The investment portfolio is heavily weighted toward intermediate fixed maturity securities. The Company generally invests in investment grade securities and has a policy of not acquiring real estate investments. Historically, the Company has not experienced any "mismatches" related to liquidity management and none are anticipated. At June 30, 1996, the balance of ($1.8) million shown as cash was net of a significant amount of outstanding checks for claim payments.
         This was a temporary situation. The Company has paid significant amounts of premiums to its reinsurer during the first half of 1996 but anticipates collecting on paid claims throughout the remainder of 1996. In addition, the Company is moving a substantial portion of its securities portfolio to taxable securities and will increase its balance of cash on hand during the third quarter of 1996. At December 31, 1994, the Company's fixed maturity securities were classified as held-to-maturity. During 1995, the Company's Investment Committee made a decision to liquidate and reinvest the proceeds of certain of those securities to take advantage of higher available yields. As a result, the Company has reclassified the entire portfolio to available-for-sale and the securities are carried at fair value.

         The Company's objective is to maintain a premiums-to-surplus ratio based on the industry standard of a maximum of 3:1. For the quarter and six months ended June 30, 1996, the premiums-to-surplus ratio was 2.7:1 and 2.71:1, compared to 2.98:1 and 2.78:1 for the same periods of 1995. The Company anticipates these ratios will continue to decrease during the remainder of 1996.

         The Company's permanent credit facility was increased to $30 million in December 1994, with the increase being utilized to expand underwriting capacity during 1995. At September 30, 1995, the Company defaulted on certain financial covenants contained in the related loan agreement. This default was not cured prior to December 31, 1995. The loan agreement was amended, including revised financial covenants, effective March 1, 1996. The Company was in compliance with the covenants at June 30, 1996.

Results of Operations for the quarter and six-months ended June 30, 1996 compared to the quarter and six-months ended June 30, 1995.

Gross premiums written for the quarter and six months ended June 30, 1996 were slightly less than for the same periods of 1995 due to deliberate changes made in underwriting guidelines and elimination of certain of the Company's programs. This is in line with management's stated goals for 1996.

Net premiums written for the quarter and six months ended June 30, 1996 were 32% and 27% less, respectively, than the same periods of the prior year due to the 30% quota share reinsurance in-force in the first half of 1996 and not in the same period of 1995.

Earned premiums decreased for the quarter and six months ended June 30, 1996 compared to those same periods of 1995 due to the decreases in premiums written and due to the 30% quota share reinsurance in place in 1996.

Fee income for the quarter and six months ended June 30, 1996 was higher than for the same periods of 1995 due to increases in amounts of fees charged in certain programs and due to a larger percentage of the Company's in-force business being direct billed.

Investment income decreased slightly for the quarter and six months ended June 30, 1996 compared to the same periods of 1995 due to a heavier concentration in tax preferential securities in 1996 than in 1995. Also, in 1995, the Company was earning a higher rate on its invested cash than it is in 1996.

Losses for the quarter ended June 30, 1996 were slightly lower than losses for the same period of 1996 due to the cession of 30% to reinsurers in 1996. The loss ratio, however, increased to 83.6% from 75.8% for the quarters ended June 30, 1996 and 1995, respectively, due to the continued effects of the in-force policies from unprofitable programs written in 1995. The loss ratio for the first six months of 1996 was 83% compared to 73.9% for the same period of 1995 due to the effects of this same business.

Policy acquisition costs for the quarter ended June 30, 1996 decreased by 19.2% due to the decrease in premiums and the effects of ceding commission income on reinsurance. The expense ratio for the same periods decreased to 23.6% from 25.2% due to the ceding commission. Year-to-date at June 30, 1996, the expense ratio decreased to 24.3% from 25.1% year to date as of June 30, 1995.

Operating expenses increased for the three and six month periods ended June 30, 1996 compared to the same periods of 1995 due to the addition of certain control personnel, such as actuaries, an internal auditor, a market analyst and due to software development costs. The Company is converting its in-house insurance processing software to accommodate the century change.

                                    PART II.

Item 1. Legal Proceedings

         In August 1994, the Company and three of its wholly-owned subsidiaries were named in a civil lawsuit on behalf of two Chapter 13 debtors and as putative representatives of a plaintiffs' class challenging the validity of the Chapter 13 automobile insurance program in Alabama.
         The plaintiffs sought certification of a class, a declaration that the insurance policies violate Alabama statutes, a permanent injunction against further implementation of the Chapter 13 automobile insurance program in Alabama, and reimbursement of premiums received by the
         Company under the Chapter 13 automobile program in Alabama.   The
         Company and its subsidiaries denied the material allegations of the complaint and were awarded Dismissal by Summary Judgement in August 1995. The plaintiff's filed a motion for reconsideration, which was denied in October 1995. The plaintiffs have appealed this determination and no decision has been rendered to date. The lawsuit was filed in the United States District Court for the Northern District of Alabama, Western Division, and is presently pending in the United States Court of Appeals, Eleventh Circuit.

         In May 1995, the Company, one of its officers and one of its subsidiaries were named in a wrongful termination lawsuit by a former employee. This lawsuit is pending in the State of Illinois Circuit
         Court, Seventh Judicial Circuit.   The matter is in the discovery
         stages. Management of the Company also believes that it had valid cause for the dismissal of this employee and presently intends to vigorously defend the case. Management of the Company also believes that the resolution of this matter will not have a material impact on the Company's operations.

Item 2. Changes in Securities.

           There were no changes in securities.

Item 3. Default by the Company upon its Senior Securities.

           The Company has no senior securities.

Item 4. Submission of Matters to a Vote by Security Holders.

           There were no matters submitted to a vote by security holders.

Item 5.
         Other Information.

         Subsequent Events. On July 17, 1996, the President and Chief Operating Officer of the Company, Charles H. Gray, III, along with two executives of Danielson Holding Corporation were killed in the crash of TWA flight
         800. Shortly thereafter, the proposed merger of the two companies was cancelled.

         The duties of the President and Chief Operating officer have been assumed by the Chairman and Chief Executive Officer, Joseph W. McLeary.

Item 6a.

      Exhibits and Reports in Form 8-K.

a)    Exhibits required by item 601 of Regulation S-K.
      11.1 Statement Regarding Computation of Net Income Per share.

      27   Financial Data Schedule (for SEC use only)

b)    Reports on Form 8-K.
      The Company did not file a report on Form 8-K during the quarter ended June 30, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Midland Financial Group, Inc.
                                     (Registrant)




August 13, 1996                /s/  Joseph W.McLeary
                               ------------------------------
                               By:  Joseph W. McLeary
                                    Chairman and CEO




August 13, 1996                /s/  Elena Barham
                               ------------------------------
                               By:  Elena Barham
                                    Senior Vice-President and
                                    Chief Financial Officer