Form 10-Q
period 1996-09-30
MIDLAND FINANCIAL GROUP INC
filed 1996-11-14
CIK 879522

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                    20549
                                  Form 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

For the quarter ended                             Commission file number 0-20754
September 30, 1996

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




Registrants telephone number including area code: (901) 680-9100




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X    Yes          No
                                          ------      ------


As of November 13, 1996 there were 5,550,198 shares of Common Stock outstanding.

                                    Part I

Item 1.  Financial Statements

                        MIDLAND FINANCIAL GROUP, INC.
                           CONSOLIDATED CONDENSED
                               BALANCE SHEETS
                               (in thousands)


                                             (Unaudited)
           ASSETS                           September 30,    December 31,
                                                1996             1995
                                            -------------    ------------
Cash and short term investments               $  1,014         $ 12,479
Investments held for resale                    151,652          162,324
                                              --------         --------
                                               152,666          174,803


Agent and direct bill receivables               32,372           39,741
Finance contracts receivable                       227              365
Reinsurance recoverable                         37,059           17,819
Prepaid reinsurance premium                     30,690           21,207
Accrued interest receivable                      2,073            2,296
Deferred policy acq. costs                       8,420            9,617
Furniture, equip, fixtures, net                  3,562            3,398
Intangibles, net                                 2,621              571
Notes receivable                                 2,432            2,158
Subsidiary investments                             324              293
Income taxes recoverable                         8,589            9,227
Other assets                                     4,209            2,036
                                              --------         --------
Total Assets                                  $285,244         $283,531
                                              ========         ========

           LIABILITIES

Unpaid losses and loss adjustment expense     $115,235         $104,516
Unearned premiums and fees                      74,502           82,473
Due to reinsurers                               18,951            7,946
Notes payable                                   23,000           27,000
Accrued premium taxes and other expenses         6,634           12,751
                                              --------         --------
Total Liabilities                              238,322          234,686
                                              --------         --------

           EQUITY

Common stock                                    41,623           39,420
Additional paid-in capital                       1,887            1,887
Retained earnings                                3,308            5,796
Unrealized appreciation on equity securities       104            1,742
                                              --------         --------
Total Equity                                    46,922           48,845
                                              --------         --------

Total Liabilities and Equity                  $285,244         $283,531
                                              ========         ========

                        MIDLAND FINANCIAL GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (In thousands except per share amounts)
                                 (Unaudited)



                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                           -------------                  -------------
                                                       1996            1995            1996            1995
                                                       ----            ----            ----            ----
Gross premiums written                               $ 42,907         $57,761        $146,668        $164,420
                                                     --------         -------        --------        --------
Net premiums written                                 $ 14,049         $34,327        $ 90,494        $138,408
                                                     --------         -------        --------        --------
 Income:
   Premiums earned                                   $ 29,919         $48,983        $107,948        $132,848
   Policy fees                                          2,618           2,998           8,948           7,755
   Investment income                                    2,317           2,998           6,811           7,815
   Net realized investment gains (losses)                 (84)            302             363             308
   Other income                                            17              40              57             156
                                                     --------         -------        --------        --------
                                                       34,787          55,321         124,127         148,882
                                                     --------         -------        --------        --------

Expenses:

   Losses & loss adjustment exp.                       32,557          46,421          97,297         108,381
   Policy acquisition costs                             7,166          15,134          26,116          36,156
   Operating expenses                                   1,387           2,388           4,771           4,973
   Interest                                               527             576           1,738           1,356
   Amort. of intangible assets                            290              35             364             103
                                                     --------         -------        --------        --------
                                                       41,927          64,554         130,286         150,969
                                                     --------         -------        --------        --------
Income before provision for income
   taxes and equity interest                           (7,140)         (9,233)         (6,159)         (2,087)
Income tax provision (benefit)                         (3,210)         (3,585)         (3,662)         (1,966)
                                                     --------         -------        --------        --------

Income before equity interests                         (3,930)         (5,648)         (2,497)           (121)
Equity interests                                           25             (75)             10            (199)
                                                     --------         -------        --------        --------

Net income                                           $ (3,905)        $(5,723)       $ (2,487)       $   (320)
                                                     --------         -------        --------        --------
Net income per common share                          $   (.70)        $ (1.05)       $   (.45)       $   (.06)
                                                     ========         =======        ========        ========
Weighted average common shares                          5,547           5,471           5,547           5,458
       outstanding                                   ========         =======        ========        ========


                         MIDLAND FINANCIAL GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                      Three Months Ended           Nine Months Ended
                                                         September 30,                September 30,
                                                      ------------------           -----------------
                                                     1996            1995         1996          1995
                                                     ----            ----         ----          ----
Net cash flows from operating activities          $ (6,204)        $  9,289     $(15,807)      $ 30,674
                                                  --------         --------     --------       --------

Cash flows investing activities:
  Sales of investments                              31,808           16,462       69,442         18,050
  Purchase of investments                          (20,864)         (22,210)     (61,949)       (39,873)
  Other                                                194             (631)         528           (952)
                                                  --------         --------     --------       --------
     Net cash used by investing activities          11,138           (6,379)       8,021        (22,775)


Cash flows from financing activities:
  Exercise of warrants and options                     -0-               -0-         -0-            153
   Bank credit facility transactions                (3,000)          (1,000)      (4,000)       (12,000)
   Other                                               889             (269)         321         (1,134)
                                                  --------         --------     --------       --------
   Net cash provided (used) by                      (2,111)          (1,269)      (3,679)       (12,981)
                                                  --------         --------     --------       --------
   financing activity and options


Cash, beginning of period                           (1,809)          22,473       12,479         29,196
                                                  --------         --------     --------       --------
Cash, end of period                               $  1,014         $ 24,114     $  1,014       $ 24,114
                                                  ========         ========     ========       ========

                         MIDLAND FINANCIAL GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1995, as set forth in the annual consolidated financial statements of Midland Financial Group, Inc. (the "Company"), of such date. In the opinion of Management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Certain 1995 amounts have been reclassified to conform with the 1996 presentation. The results of operations for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

     The computations of earnings per share are based upon the weighted average number of common shares outstanding each period adjusted for the assumed exercise of outstanding dilutive stock options using the treasury stock method.

2.   Subsequent Events

     On November 6, 1996, the Company entered an Agreement and Plan of Merger with The Progressive Corporation ("Progressive") Under the agreement, Progressive will acquire all of the Company's outstanding stock at a price of $9.00 per share in cash. The transaction is expected to be completed during the first quarter of 1997, subject to regulatory approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Changes in Financial Condition September 30, 1996 compared to December 31,
1995.

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

      The Company's objective is to maintain a premiums-to-surplus ratio within the industry standard maximum of 3:1. For the quarter and nine months ended September 30, 1996, the premiums-to-surplus ratios were 1.0:1 and 2.2:1, respectively, compared to 1.9:1 and for 2.6:1 the same periods of 1995.

      The Company's permanent credit facility was increased to $30 million in December 1994, with the increase being utilized to expand underwriting capacity during 1995. At September 30, 1995, the Company defaulted on certain financial covenants contained in the related loan agreement.
      This default was not cured prior to December 31, 1995. The loan agreement was amended, including revised financial covenants, effective March 1, 1996. The Company was not in compliance with certain revised financial covenants at September 30, 1996. The Company anticipates full payment of the credit facility balance and termination of the facility in connection with the closing of the Progressive acquisition transaction.

Results of Operations for the quarter and nine-months ended September 30, 1996, compared to the quarter and nine-months ended September 30, 1995.

      Gross premiums written for the quarter and nine-months ended September 30, 1996, were 26% and 11% less, respectively, than for the same periods of 1995 due to deliberate changes made in underwriting guidelines and elimination of certain of the Company's programs. This is in line with management's stated goals for 1996.

      Net premiums written for the quarter and nine-months ended September 30, 1996, were 59% and 35% less, respectively, than the same periods of the prior year due to the personal auto 30% quota share reinsurance in-force in the first half of 1996 and not in the same period of 1995. In addition, the Company entered into a new reinsurance agreement effective July 1, 1996, whereby the Company's net retention of in-force, new and renewal commercial business has been ceded, thus, effectively eliminating the Company from the commercial market.

      Earned premiums decreased for the quarter and nine-months ended September 30, 1996, compared to those same periods of 1995 due to the decrease in premiums written.

      Fee income for the quarter compared to the same period of 1995 was lower due to decreased premium volume. In contrast, fee income for the nine-months ended September 30, 1996, was higher than for the same periods of 1995 due to increases in amounts of fees charged in certain programs and due to a larger percentage of the Company's in-force business being direct billed during the period. Direct bill programs complement policy fees with installment billing fees. The installment fees track in-force premium more directly than premiums written. In-force premium has declined at a slower pace than the decline in premium written, thus, installment fee income has increased during 1996 and has offset the reduction in policy fees, which bear a direct relationship to premium written.

      Investment income decreased for the quarter and nine months ended September 30, 1996, compared to the same periods of 1995 due to lower invested assets for the periods.

      Losses for the quarter ended September 30, 1996, were lower than losses for the same period of 1995 due to the personal auto cession of 30% during 1996 and the 100% cession of commercial business for losses occurring subsequent to June 30, 1996. The loss ratio, however, increased to 108.8% from 94.8% for the quarters ended September 30, 1996, and 1995, respectively, due to the continued effects of the in-force policies from unprofitable programs written in 1995 and loss development on discontinued commercial auto programs. The loss ratio for the first nine-months of 1996 was 90.01% compared to 81.6% for the same period of 1995 due to the effects of the same.

      Policy acquisition costs for the quarter and first nine months ended September 30, 1996, decreased compared to the same periods of 1995 due to the decrease in premium and the effects of ceding commission income. The expense ratio for the quarter and first nine months of 1996 were to 24.7% and 23.4% compared to 30.0% and 26.0% for the year earlier periods, respectively.

                                   PART II

Item 1.  Legal Proceedings

      In August 1994, the Company and three of its wholly-owned subsidiaries were named in a civil lawsuit on behalf of two Chapter 13 debtors and as putative representatives of a plaintiffs' class challenging the validity of the Chapter 13 automobile insurance program in Alabama. The plaintiffs sought certification of a class, a declaration that the insurance policies violate Alabama statutes, a permanent injunction against further implementation of the Chapter 13 automobile insurance program in Alabama, and reimbursement of premiums received by the Company under the Chapter 13 automobile program in Alabama. The Company and its subsidiaries denied the material allegations of the complaint and were awarded Dismissal by Summary Judgment in August 1995. The plaintiff's filed a motion for reconsideration, which was denied in October 1995.
      The plaintiffs have appealed this determined and no decision has been rendered to date. The lawsuit was filed in the United States District Court for the Northern District of Alabama, Western Division, and is presently pending in the United States Court of Appeals, Eleventh Circuit.

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

Item 5.  Other Information.

Item 6a.
      Exhibits and Reports in Form 8-K.

a)    Exhibits required by item 601 of Regulations S-K.
      11.1 Statement Regarding Computation of Net Income Per share. 27 Financial Data Schedule (SEC use only)

b)    Reports on Form 8-K.
      The Company did not file a report on Form 8-K during the quarter ended September 30, 1996.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Midland Financial Group, Inc.
                                                  (Registrant)




November 13, 1996                          /s/ Joseph W. McLeary
                                           ---------------------------------
                                           By: Joseph W. McLeary
                                           Chairman and CEO



November 13, 1996                          /s/ Elena Barham
                                           ---------------------------------
                                           By: Elena Barham
                                           Senior Vice-President and
                                           Chief Financial Officer