Form 10-K405/A
period 1995-12-31
MIDLAND FINANCIAL GROUP INC
filed 1997-01-14
CIK 879522

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       Commission file number 0-20754

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

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:      COMMON STOCK (NO PAR VALUE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 22, 1996 there were 5,546,522 shares of Common Stock outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the registrant (3,956,092 shares) as of March 22, 1996, was $47,473,104 based on the closing sale price of $12.00 per share on the Nasdaq National Market System on that date.

================================================================================

                                     PART I.

ITEM 1.  BUSINESS

BACKGROUND

The Company, through Midland Risk Insurance Company and Specialty Risk Insurance Company, its wholly owned property and casualty insurance subsidiaries, specializes in the underwriting and marketing of non-standard automobile insurance to individuals. To a lesser extent, the Company also insures commercial automobile and related risks and coastal dwellings and provides automobile insurance for individuals who file for protection under Chapter 13 of the Bankruptcy Code through its Auto 13 program.

The Company markets its products through six Company-owned and three non-Company-owned general agencies utilizing over 8,500 independent agencies located in 20 states, primarily in the southern and western United States. Management believes that the Company's relationship with the general agencies and independent agencies has been an important factor in the Company's growth during the last five years.

Gross premiums written in states where the Company currently writes insurance policies are as follows:


                                                                             Gross Premiums Written
                                                                            Year Ended December 31,
                                                               -------------------------------------------------
                                                                 1995                 1994                 1993
                                                               -------              -------               ------
Alabama                                                        $ 4,775              $ 3,368              $ 2,858
Arizona                                                         28,371               26,514               21,061
Arkansas                                                        17,164                2,958                1,564
California                                                      39,365               24,180               21,386
Florida                                                         29,819               28,200               12,929
Georgia                                                          8,895                9,843                4,599
Illinois                                                         3,637                7,603                  610
Indiana                                                          2,244                   --                   --
Louisiana                                                       17,419               15,184               16,025
Mississippi                                                      4,761                  889                   --
Oklahoma                                                         1,457                  249                   --
Oregon                                                           6,654                2,467                   38
South Carolina                                                   1,598                1,864                2,980
Tennessee                                                       22,630               10,747                6,325
Texas                                                            5,871                3,743                3,843
Other                                                            1,976                  311                  974
                                                               -------              -------               ------
  Total direct                                                 196,636              138,120               95,192
Reinsurance Assumed                                             13,570               14,284                6,275
                                                               -------              -------               ======
     Total                                                    $210,206             $152,404             $101,467
                                                               =======              =======              =======


The following table sets forth the premiums net of reinsurance by line of business for the periods indicated.

                                                                          Net Premiums Written
                                    -------------------------------------------------------------------------------------------
                                                1995                             1994                               1993
                                    -----------------------------   -----------------------------            ------------------
                                                                         (dollars in thousands)
Lines of business:
Non-standard automobile
  Personal(1)                          $139,549            81.4%      $122,810             81.3%         $65,388          85.1%
  Commercial                             28,239            16.4         24,457             16.2            9,533          12.4
Commercial
  multi-peril                             2,295             1.3          1,913              1.3              323            .4
Dwelling                                  1,599              .9          1,759              1.2            1,513           2.0
Other                                       151              --            107               --               62            .1
                                       --------           -----       --------            -----          -------        ------
   Total                               $171,833           100.0%      $151,046            100.0%         $76,819        100.00%
                                       ========           =====       ========            =====          =======        ======

---------------------
(1)      Includes net premiums written in the Company's Auto 13 program.

A typical policyholder of the Company seeks minimum limits of liability ranging from $25,000 to $50,000 (depending upon state regulations), with a policy term of either six months or 12 months, and is from 25 to 55 years of age. Premiums for such insurance are typically higher per dollar of coverage than premiums for standard or preferred risks. Typically, the Company's insureds have fewer assets which they desire to protect than persons who buy standard or preferred policies.

STRATEGY

Non-standard Personal Automobile

During the latter part of 1993 and the early part of 1994, the Company began expanding its full coverage personal automobile products in the southeastern and south central part of the United States. During the latter part of 1994 and early 1995, it expanded those same products to the western part of the United States, including two of its historically more profitable states -- Arizona and California. The expansion in the western part of the country was accomplished by attracting full coverage risks using transfer and multi-car discounts. In addition, the Company was recognized as the endorsed automobile insurance carrier for a large association of agents in the state of California. The expansion of full-coverage risks in the western United States, particularly in Arizona and California, occurred during an inadequate pricing cycle for physical damage and related coverage. In addition, the Company experienced adverse selection from certain association agents in favor of more potentially profitable contracts with other insurance carriers. As a result of these actions the Company incurred significant losses during the third and fourth quarters of 1995. These losses were further accentuated by a claims operation that was not equipped to handle the increase in claims frequency.

The Company has refocused on its core business. It has also instituted additional underwriting practices and very restrictive guidelines, including certain prescreening techniques for all new business risks and, particularly, full coverage risks. It has filed for and received necessary rate increases in its major markets, except for California where it ceased writing new risks with physical damage exposure effective October 1, 1995, until such time as its rate filing is approved. The California rate filing has been submitted and it is anticipated to be effective May 1996.

Commercial Automobile

The Company has written automobile and other related risks on small commercial accounts since 1991. This commercial business represented 17.7%, 17.5% and 12.8% of net premiums written for the years 1995, 1994 and 1993, respectively. Due to competitive pricing and consequently a deterioration of loss ratios, the Company made a decision to eliminate certain of its commercial programs in Illinois and Texas in 1995. These programs generated premiums written of approximately $10 million in 1995. These eliminations are expected to lower the 1996 premium volume on commercial accounts by approximately 30%.

Operations

The Company operates through six Company-owned and three non-Company-owned general agency offices. During 1996, the six Company-owned offices will be consolidated into three regional offices to provide for economies of scale while continuing the Company's strategy of decentralization. The Company has developed its operations by acquiring knowledgeable key personnel in local markets where it operates. These key personnel will be consolidated into the regional offices to provide management depth.

NON-STANDARD AUTOMOBILE INSURANCE

General

The personal and commercial non-standard automobile insurance markets consist of drivers who are unable to obtain coverage from standard carriers due to undesirable or unverifiable prior driving records, no prior insurance, poor claims experience, a desire to purchase minimum limits of liability or other underwriting criteria or market conditions. Generally, these individuals have fewer assets to protect than insureds who purchase standard or preferred policies. Premium levels for non-standard risks are substantially higher than for standard or preferred risks. The Company focuses its sales efforts primarily on individuals and until mid-1994 priced its products toward liability only business. The Company has traditionally been competitive for individuals who have histories of safe driving but require non-standard automobile insurance for other reasons. In mid-1994, with its move to more full coverage risks, the Company believes it became more competitive for a broader range of insureds and, consequently attracted many first-time full coverage buyers as well as many risks with undesirable insurance and credit histories. This situation, coupled with what the Company believes to be an inadequately priced market in general, resulted in a net loss of $10.1 million for the Company during 1995.

The Company believes that opportunities for insurers to write non-standard automobile insurance are influenced by many factors, including compulsory state insurance laws, market conditions for standard automobile insurance and state assigned risk or other residual market plans. The Company believes the non-standard automobile market has grown during the last five years primarily due to regulatory changes mandating insurance in certain states and due to standard carriers exiting certain markets. The Company also believes industry premium growth in the immediate future will be influenced to a greater extent by rate increases than in the past five years, due to a recent deterioration of results for nonstandard automobile carriers which it considers to be its peers.

The Auto 13 Program

The Company offers automobile insurance to individuals who file for protection (personal reorganization of debt) under Chapter 13 of the United States Bankruptcy Code. The Auto 13 program provides physical damage coverage only. The Company underwrites the Auto 13 program as a class of risks on a jurisdiction by jurisdiction basis, rather than utilizing the underwriting criteria described elsewhere herein. This coverage protects a creditor's security interest in a Chapter 13 debtor's automobile and eliminates court hearings to repossess automobiles for lack of insurance, affording judges and trustees time for other matters. Unlike its other products, the Company markets its Auto 13 program directly to bankruptcy judges and trustees for blanket applications to appropriate Chapter 13 debtors rather than to individuals. During the period that an individual debtor is in reorganization pursuant to a bankruptcy court-approved plan of reorganization, the Company's program provides automobile physical damage insurance for the debtor in accordance with a policy approved by the bankruptcy trustee and the bankruptcy court. This enables the debtor to continue employment in order to satisfy the debtor's obligations under the approved plan. The Company believes that its Auto 13 program is the only one of its kind in the United States.

MARKETING

The Company began to focus on the non-standard personal automobile market in 1988. Gross premiums written have grown from $27.7 million in 1991 to $210.2 million in 1995 due to the Company's expansion into selected states. The Company expanded by attracting key personnel in targeted states. Such personnel had numerous agency and other relationships and years of experience in their respective markets.

The Company markets its non-standard automobile products through six Company-owned and three non-Company-owned general agencies utilizing over 8,500 independent agencies in 20 states located primarily in the southern and western regions of the United States. The general agencies owned by the Company are presently being consolidated into three regional offices of the Company. The three independent general agencies produce approximately 15% of the Company's premium volume.

Because independent insurance agencies have significant influence over which insurance company will write insurance policies for their customers, management views its approximately 8,500 independent insurance agencies as the primary customers of the Company. Both the general agencies and in turn the independent agencies are compensated based on a fixed percentage of the premiums written.

During 1995, the Company terminated its relationship with a number of independent agents, primarily in California, due to the elimination of its full coverage programs. Several marginal or unprofitable agents were also terminated.

The Company's objective is to be a competitive provider of non-standard automobile insurance while providing superior service to both agents and insureds. This objective is largely accomplished through maintenance of good agent and client relationships and computerization of certain marketing, underwriting and control and administrative functions. Cost-effective automation allows the Company to write a greater volume of non-standard automobile business without significantly increasing administrative expenses and provides a system for expeditious policy and claims processing.

Set forth below is a comparison of the statutory combined ratios of the Company with the industry average for the periods indicated.

                                                                        Statutory Combined Ratios
                                                                         Year Ended December 31,
                                              ------------------------------------------------------------------------
                                                        1995                       1994                      1993
                                              ------------------------   ------------------------        -------------

The Company                                              111.5                       96.3                      93.7
Industry average(1)                                      104.0                      108.7                     102.7

-----------------------
(1) Source: Insurance Services Office, Inc. statistical data for property and casualty insurance companies. Latest available industry data for 1995 is as of September 30, 1995.

The Company offers both liability and physical damage coverages in the non-standard automobile insurance market with policies having terms of six or 12 months. The Company offers primarily statutory limits of liability coverage which vary from state to state, but generally are no more than $25,000 per person and $50,000 per accident for bodily injury, and in the range of $10,000 to $20,000 for property damage. The commercial and coastal dwelling programs of the Company provide property and liability limits of up to $1,000,000.

The Company selects the states in which it does business and into which it plans to expand based on several criteria in a given state, including the size of the non-standard automobile insurance market, loss results, competition and regulatory climate. In 1995, the Company expanded its writings in all its major markets. Premium writings in Arkansas grew significantly in 1995, due to the appointment of an independent general agent effective January 1, 1995. Premium volume in Tennessee more than doubled in 1995 due to increased market penetration by a Company-owned general agency opened in mid-1994. In addition, the Company expanded into Indiana, Kentucky, and Nevada during 1995. During 1996, the Company intends to reduce its overall premium writings by 20-30% due to the elimination of certain full coverage personal automobile programs, the termination of certain agents in late 1995, rate increases it has implemented or anticipates seeking in 1996, and due to the elimination in 1995 of certain of its commercial programs, which had become unprofitable. The Company expects growth in 1996 in certain states as its offices further penetrate the markets, but this is expected to be more than offset by the effects of the above factors in other states. Funds necessary for the operation of the Company's business will be provided by operations, which the Company believes will be adequate through the end of 1996.

The Company utilizes and continually enhances industry specific computer software that provides its general and independent agencies with rating capability and allows the Company to deliver prompt service while ensuring consistency in underwriting and controls. The general agencies, and in certain markets independent agents, have the authority to bind insurance coverages in accordance with procedures established by the Company. The Company reviews all coverages bound by the agents promptly and decides whether to accept the insurance as quoted. Because it has established clear underwriting procedures and guidelines and promptly reviews the underwriting decisions agents have made, the Company considers the risk in granting agents binding authority minimal.

REINSURANCE

Effective September 30, 1995, the Company entered into a 30% quota share reinsurance agreement with Kemper Reinsurance Company covering its personal automobile programs. Kemper Reinsurance is rated A- by A.M.Best. Through excess of loss reinsurance, the Company limits its retention on any one risk to $87,500 for personal and $375,000 for commercial risks. The Company's reinsurers under its excess of loss reinsurance agreements and their respective Best's ratings are Constitution Reinsurance Corporation (A+), Christiana General Insurance Corporation (A), Chatham Reinsurance Corporation (B++), Transatlantic Reinsurance Company (A+), Gerling Global Reinsurance Corporation (A) and The Mercantile and General Reinsurance Company of America (A-).

Reinsurance makes the assuming reinsurer liable to the extent of the reinsurance ceded. However, in the event that reinsurance companies are unable to pay their portion of the loss based on the coverage ceded, a ceding insurer such as the Company would be responsible for the entire loss. Accordingly, the credit worthiness of reinsurers is extremely important to the Company. The Company believes that all amounts due from its reinsurers are collectible.

UNDERWRITING

The Company seeks to classify risks into narrowly defined segments by utilizing all available underwriting criteria, including driving records of insureds, class of driver, and type of automobile. The Company maintains an extensive database which contains statistical records with respect to its insureds and driving and repair experience by location, class of driver and type of automobile. The Company utilizes many factors in determining its non-standard automobile rates, including type, age and location of the vehicle, number of vehicles per policyholder, number and type of driving violations or accidents, deductibles, and where allowed by law, age, sex and marital status of the insured. Management believes this database gives the Company the ability to be more precise in the underwriting and pricing of its products.

The rate approval process varies from state to state. Most states permit the use of the rates only after approval by its insurance department, while fewer states allow the use of rates after only an informational filing.

The Company uses integrated computer software to automate its underwriting and rating processes. The automated system screens insureds by comparing data on policy applications with criteria pre-established by the Company at the point of underwriting decisions, correctly rates and issues policies, and captures appropriate statistics for necessary management information. The software system is custom enhanced to address the specific requirements of the Company's target business.

The Company also extends its automated system to its general and independent agencies in various forms and levels of integration. Depending upon the degree of automation used by an agency, the Company provides services and support for automated binding, underwriting, and rating of risks within the guidelines specified as acceptable for the Company's programs. These services supply the agency with important and pertinent information about the prospective insured, such as the motor vehicle operation record, credit background and claims history. This enhances the agency's knowledge of the Company's operations and aids in the efficient and accurate selection and pricing of risks suitable for the target business of the Company.

CLAIMS

Insurance claims are typically investigated and settled by claims adjusters on the Company's staff or affiliated with the Company. The Company currently has approximately 140 staff and affiliated claims adjusters located in Arizona, Florida, Louisiana, Tennessee and Texas, with average experience approximating 10 years. These adjusters settle approximately 98% of the Company's claims. The claims policy of the Company emphasizes timely investigations, settlement of meritorious claims for equitable amounts, adequate reserving for claims and control of external claims adjusting expenses. The Company believes its history of prompt and fair claims policy has demonstrated its commitment to servicing its agents and insureds and has been a major factor in the growth of its non-standard automobile and other insurance programs.

During 1995, the Company's California and Arizona claims operations were consolidated into a regional claims office in Arizona. This move, coupled with adverse development on full coverage programs in that region, created a significant backlog of claims, a resulting disruption in responsiveness and consequently increased loss and loss adjustment expenses on those programs. The Company significantly increased its claims staff to accommodate the workload and believes it has taken adequate measures to prevent a similar service problem from recurring. The Company also believes it suffered no significant permanent damage to its agency and insured relationships during the disruption of service, due to its prior track record and due to its concentrated efforts to rectify the problem.

Claims settlement authority levels are established for each adjuster or manager based on such person's level of experience. Upon receipt, each claim is reviewed and assigned to an adjuster based on its type, severity and class of insurance. The claims department is responsible for reviewing the claim, obtaining necessary documentation and establishing appropriate loss and expense reserves. All claims in litigation are monitored by home office supervisors.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss reserves are estimates of what an insurer expects to pay claimants. The Company is required to maintain reserves for payment of estimated losses and loss adjustment expenses ("LAE") for both reported claims (established for each case) and losses estimated to have been incurred but which have not yet been reported ("IBNR"). The Company's ultimate actual liability may be more or less than current reserve estimates. The Company uses an independent actuary to assist in determining loss reserves.

As to reported losses, reserves are established on either a case or formula basis depending on the type and circumstances of the loss. Case reserve amounts are determined based on the Company's reserving practices which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. Formula reserve amounts are based on historical paid loss data for similar claims with provisions for trend changes caused by such factors as inflation. Loss reserves are reviewed on a regular basis and as new data becomes available, estimates are updated and corresponding adjustments are made to loss reserves. As to incurred claims that have not yet been reported, loss and loss expense reserves are estimated based on many variables, including historical and statistical information, inflation, legal developments, economic conditions, general trends in claim severity and frequency and any other factors which could affect the adequacy of loss reserves. The Company uses two different methods for the purpose of establishing its IBNR reserves, depending on the maturity of the line of business as to which the reserve is being established. Those methods are the "loss ratio" method and the "counts and averages" method. In addition, the total loss reserves calculations make provisions for estimated amounts recoverable from salvage and subrogation based on historical results of the Company. The Company's IBNR reserves are reviewed quarterly by the Company, and at least semi-annually by an independent actuarial firm. Historically, the Company's IBNR reserves have been established based on amounts recommended by the independent actuaries. During 1996, the Company plans to add an in-house loss reserve actuary whose responsibilities will include determining its IBNR reserves. Adjustments in aggregate reserves are reflected in the operating results of the period during which such adjustments are made. Although management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability. The Company does not discount loss reserves for financial statement purposes. In addition, there are no significant differences between GAAP and statutory reserves.

The following table presents information on changes in the reserve for losses and loss expenses of the Company for the periods presented:

                                                                                        Year Ended December 31,
                                                                            -----------------------------------------------
                                                                             1995                1994                1993
                                                                             ----                ----                ----
                                                                                        (Dollars in thousands)
Reserve for losses and loss adjustment expenses
  at beginning of year                                                    $ 56,858             $35,287             $ 16,711
Less reinsurance recoverables on unpaid losses
  and loss adjustment expenses                                               6,880              13,634                9,590
                                                                          --------             -------             --------
Net reserves for losses and loss adjustment expenses
  at beginning of year                                                      49,978              21,653                7,121
                                                                          --------             -------             --------
Add:
Provision for losses and loss adjustment expenses occurring:
  Current year                                                             141,130              82,241               38,341
  Prior years                                                               10,973               2,070                  287
                                                                          --------             -------             --------
         Total                                                             152,103              84,311               38,628
                                                                          --------             -------             --------
Less:
Loss and loss adjustment expense payments for claims occurring during:
  Current year                                                              73,493              39,542               17,334
  Prior years                                                               36,383              16,444                6,762
                                                                          --------             -------             --------
         Total                                                             109,876              55,986               24,096
                                                                          --------             -------             --------
Net reserve for losses and loss adjustment expenses
  at end of year                                                            92,205              49,978               21,653
Plus reinsurance recoverables on unpaid losses
  and loss adjustment expenses                                              12,311               6,880               13,634
                                                                          --------             -------             --------
Reserve for losses and loss adjustment expenses
  at end of year                                                          $104,516             $56,858             $ 35,287
                                                                          ========             =======             ========


The reinsurance recoverables on paid losses and loss adjustment expenses are $4,854,000, $2,744,000 and $2,762,000 for 1995, 1994 and 1993, respectively.

The following table sets forth the development of Company reserves for unpaid losses and loss adjustment expenses from 1985 through 1995. "Net liability for losses and loss adjustment expenses" sets forth the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to the Company.

The portion of the table labeled "Net liability reestimate as of" one year later through ten years later shows the reestimated amount of the previously recorded liability based on experience as of the succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of still unpaid claims. For example, the 1985 liability has developed a deficiency of $7,000 after ten years, in that reestimated losses and loss adjustment expenses are expected to be more than the initial estimated liability established in the 1985 financial statements.

The portion of the table labeled "Cumulative redundancy (deficiency)" shows the cumulative redundancy or deficiency at December 31, 1995 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss adjustment expenses or were reevaluated at less than the originally reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss adjustment expenses or that the actual losses and loss adjustment expenses were reevaluated at more than the originally reserved amount.

The portion of the table labeled "Net Paid (cumulative) as of" one year later through ten years later shows the cumulative loss and loss adjustment expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1991 column indicates that as of December 31, 1995 the Company had $2,549,000 paid of the currently reestimated ultimate liability of $2,616,000 in loss and loss adjustment expenses. This implies that the December 31, 1995 estimate of the remaining liability for 1990 and prior years was $67,000.

                                                                                         Year Ended December 31
                                                          ------------------------------------------------------------------------
                                  1985     1986    1987     1988    1989     1990      1991    1992    1993      1994      1995
                                 ------- -------- ------- -------- ------- --------- -------- ------- -------  --------  ---------
                                                                             (Dollars in thousands)
Net liability for losses and loss
  adjustment expenses estimated
  at 12/31                       $150   $  894    $627     $474    $ 848   $1,041    $2,259  $ 7,121  $ 21,653  $  49,978 $ 92,205
Net liability reestimate as of:
       One year later             187    1,137     642      502      848    1,104     2,129    7,408    23,722     60,951
       Two years later            171    1,023     649      492      898    1,161     2,577    7,159    26,251
       Three years later          157      905     645      487      838    1,307     2,628    7,593
       Four years later           158      870     647      445      892    1,309     2,616
       Five years later           158      870     624      445      864    1,196
       Six years later            158      862     624      418      885
       Seven years later          157      862     624      441
       Eight years later          157      862     624
       Nine years later           157      862
       Ten years later            157
Cumulative redundancy
  (deficiency) as of 12/31/95    $ (7)  $   32    $  3     $ 33    $ (37)  $ (155)   $ (357) $  (472) $ (4,598) $ (10,973)
Net paid (cumulative) as of:
       One year later             122      907     606      450      790      904     1,060    4,784    16,456     36,383
       Two years later            157      862     633      474      841      934     2,168    6,685    22,419
       Three years later          151      870     642      481      818    1,173     2,417    7,252
       Four years later           158      870     641      445      874    1,175     2,549
       Five years later           158      870     624      445      846    1,196
       Six years later            158      862     624      418      870
       Seven years later          157      862     624      441
       Eight years later          157      862     624
       Nine years later           157      862
       Ten years later            157

Gross liability for losses and
  loss adjustment expenses
  estimated at 12/31                                                                         $16,711  $ 35,287  $  56,858 $104,516
Reinsurance Recoverable                                                                        9,590    13,634      6,880   12,311
Net liability at 12/31                                                                         7,121    21,653     49,978   92,205
Liability reestimate as of:

    One year later                                                                            18,002    38,735     69,737
    Two years later                                                                           17,014    42,741
    Three years later                                                                         17,499
Reestimated recoverable                                                                        9,906    16,490      8,786
Net reestimated liability                                                                      7,593    26,251     60,951
Gross Cumulative Deficiency                                                                      788     7,454     12,879


The Company has experienced a cumulative loss reserve deficiency during the past five years, primarily due to development on accident years 1994 and 1995 related to full coverage personal automobile programs and to certain commercial programs as more fully discussed under Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operation".

INVESTMENTS

The Company's investment objectives are to produce an attractive total rate of return after income taxes, but, at the same time, to protect and enhance policyholders' capital and surplus on a long-term basis and to maintain adequate liquidity for insurance operations. The Company's investment policy provides that at least 50% of the Company's portfolio must be in fixed maturity securities and no more than 25% of admitted assets can be invested in common stocks. At December 31, 1995, 89% of the Company's portfolio consisted of investment grade fixed maturity securities while the remainder consisted of common stock which totalled 3% of the statutory admitted assets. In addition, investments in individual securities are limited to a percent of policyholders' capital and surplus, depending on the security's rating and the type of security. Fixed maturity portfolio investments of the Company generally have an effective maturity of three to ten years. At December 31, 1995, approximately 4% of the fixed maturity investments were callable bonds. The Company retains an outside investment advisor to manage its entire portfolio.

During September 1995, the Company management changed its intent with respect to securities classified as held to maturity and reclassified all securities in its held to maturity portfolio to available for sale.

Further information related to the investment portfolio is included in the Notes to Consolidated Financial Statements.

A.M. BEST RATING

In February 1996, A.M. Best Company, Inc. lowered its ratings on both MRIC and SRIC to B (Adequate), and placed the rating under review, pending the outcome of the Company's proposed merger with Danielson Holding Corporation. See Item 14(b) below. A.M. Best has indicated they view the proposed acquisition favorably and they would expect to upgrade the rating to B+ if the transaction is consummated. Conversely, Best has indicated the rating would be under significant downward pressure if the transaction is not completed. Best's ratings, which range from A++ (superior) to F (in Liquidation), are an independent opinion of a company's financial strength and ability to meet its obligations to policyholders. They are based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports.

REGULATION

The Company and its property and casualty insurance underwriting subsidiaries ("P&C Subsidiaries") are subject to the insurance laws and regulations of Tennessee, the domiciliary state of the P&C Subsidiaries, and the laws and regulations of the other states in which the P&C Subsidiaries are licensed to do business. At present, the P&C Subsidiaries collectively are licensed to do business as insurance companies ("admitted") in 20 states and are approved non-admitted insurers in 12 states. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or state regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business. These laws and regulations generally require insurance companies to maintain minimum standards of business conduct and solvency, meet certain financial tests, file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition, and require prior approval of certain changes in control of domestic insurance companies and their direct and indirect parents and the payment of extraordinary dividends and distributions. In addition, these laws and regulations require approval for certain intercompany transfers of assets and certain transactions between insurance companies and their direct and indirect parents and affiliates, and generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm's length. Further, many states have enacted laws which restrict an insurer's underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications. These laws may adversely affect the ability of insurance companies, including the Company, to earn a profit on its underwriting operations.

Each P&C Subsidiary is required to file quarterly and annual statutory financial statements in each jurisdiction in which it is licensed, and is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. Additionally, the P&C Subsidiaries' accounts and operations are subject to periodic examination by the Tennessee Commissioner of Commerce and Insurance and by other state insurance regulatory authorities. The Tennessee Commissioner of Commerce and Insurance is presently performing a regular examination of the P&C Subsidiaries for the four years ended December 31, 1994, further described in Note 12 to Notes to Consolidated Financial Statements.

The Tennessee insurance laws and regulations, including insurance holding company laws, impose restrictions on the amount of dividends that may be paid by the P&C Subsidiaries. As a result of these laws and regulations, the maximum amount of dividends that a P&C Subsidiary may pay at any point in time without prior regulatory approval is the greater of (a) 10% of the statutory policyholders' surplus of such P&C Subsidiary as of the preceding December 31, or (b) the net income of such P&C Subsidiary for the preceding calendar year, less the amount of dividends paid during the preceding 12 months.

Most states have enacted legislation regulating insurance holding companies such as the Company. The insurance holding company laws and regulations vary by state, but generally require an insurance holding company and its insurance company subsidiaries licensed to do business in the state to register and file certain reports with the regulatory authorities, including information concerning capital structure, ownership, financial condition, certain intercompany transactions and general business operations. State holding company laws also require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer or its holding company and of certain material intercompany transfers of assets within the holding company structure.

Tennessee insurance laws and regulations provide that no person may acquire control of the Company, and thus indirect control of the P&C Subsidiaries, without obtaining the prior approval of the Tennessee Commissioner of Commerce and Insurance. Any purchaser of 10% or more of the voting stock of an insurance holding company is deemed to have acquired control of that company and is required to obtain the approval of the Tennessee Commissioner of Commerce and Insurance before consummating such purchase.

Most states in which the P&C Subsidiaries transact business have guaranty fund laws pursuant to which insurers doing business in such states are assessed by a state insurance guaranty association in order to fund liabilities to policyholders and claimants of insolvent insurance companies. Assessments are based on an insurer's writings in relation to the writings of all guaranty fund participants. Assessments have not been material to the Company.

An insurer's profitability may also be adversely affected by court decisions. Premium rates are established using actuarial methods in order to permit an insurer to earn an underwriting profit. A court decision may undermine or change the assumptions used in the analysis so as to impact the projected level of profitability.

In expanding its operations into additional states, the Company is selective. It carefully considers the legislative and regulatory environment in each state before commencing operations and will not do business in states where the climate is not conducive to the operation of its business.

In December, 1993, the NAIC approved a model Risk-Based Capital formula for determining Risk-Based Capital requirements for property and casualty insurers. MRIC and SRIC have capital in excess of any regulatory action or reporting level.

For the year ended December 31, 1995, MRIC and SRIC failed certain NAIC Financial Ratios from the Insurance Regulatory Information System ("IRIS") as follows:

MRIC

         - Two Year Overall Operating Ratio of 103% exceeded the usual range of
<100%, due to adverse loss experience described elsewhere herein.

         - Investment Yield of 4.2% was less than the lower end of the usual range (4.5%) due to MRIC's classification of its equity ownership in SRIC as common stock and due to a significant concentration in tax preferential securities.

         - Liabilities to Liquid Assets of 106% was slightly above the upper usual range of 105%, due to substantial increases in the year end reserves for Incurred But Not Reported Losses. This test measures total liabilities against invested assets, but excludes premiums and agents' receivable balances.

         - Agents' Balances to Surplus of 54% exceeds the usual range of <40% due to a significant balance of receivables on direct bill policies. These are offset by a liability for unearned premiums which is not considered in the calculation.

SRIC

         - Change in Net Writings of 63% exceeded the usual upper range limit of 33% due to expansion of the Company's programs in Tennessee in 1995, as described elsewhere herein. Net premiums to surplus ratio, however, of 2.16 to 1, indicating the Company is not excessively leveraged at current premium levels.

         - Investment Yield of 4.5% equalled the minium range of 4.5% due to a significant increase in invested assets in mid-1995 and due to a concentration in tax preferential securities.

         - Agents' Balances to Surplus of 47% exceeds the usual range of <40% due to significant direct bill premiums receivable which are offset by liabilities for unearned premiums.

These results are reviewed by the NAIC and the Company anticipates being placed on the NAIC watch list.

RESIDUAL MARKETS

Many states require that companies writing private passenger automobile insurance in that state participate in a residual market mechanism. Although regulations vary by state, residual market mechanisms are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary automobile insurance market. In some states, companies participate in the administration, profit and/or loss associated with those consumers' policies to the extent provided by state regulations. In other states, assigned risk pools are utilized. Assigned risk pool insureds are assigned on a rotating basis to automobile insurers based on the individual insurer's share of the total automobile insurance market for that state. Insurers then issue and service those individual insurance risks assigned to them and accept the profit or loss for those policies. Residual markets have not had a material effect on the business or results of operations of the Company.

COMPETITION

The Company competes in each state in which it operates for both agents and insureds with both large national underwriters and smaller regional companies. Certain of these competitors are larger and have greater financial resources than the Company. The non-standard automobile insurance business is price sensitive and certain competitors of the Company have, from time to time, decreased their prices in an attempt to gain market share. Management believes that the Company's prices are generally competitive, but the Company competes primarily on the basis of underwriting criteria and superior service to its agents and insureds for drivers with histories of safe driving purchasing non-standard automobile policies.

EMPLOYEES

At December 31, 1995 the Company employed a total of 424 employees. The Company is not a party to collective bargaining agreements and management believes employee relations are excellent.

ITEM 2.  PROPERTIES

The corporate headquarters of the Company are located in Memphis, Tennessee, where the Company leases approximately 32,000 square feet of office space. The Company-owned general agencies are located in Phoenix, Arizona, Mission Viejo, California, Shreveport, Louisiana, Dallas, Texas, Portland, Oregon, and Nashville, Tennessee. These offices occupy an aggregate of approximately 100,000 square feet of leased office space. The Company also leases several small Auto 13 service offices. The Company owns no real properties and believes that its leased facilities are adequate for its needs.

ITEM 3.  LEGAL PROCEEDINGS

In August 1994, the Company and three of its wholly owned subsidiaries were named in a civil lawsuit on behalf of two Chapter 13 debtors and as putative representatives of a plaintiff's class challenging the validity of the Chapter 13 automobile insurance program in Alabama. The plaintiffs sought certification of a class, a declaration that the insurance policies violate Alabama statutes, a permanent injunction against further implementation of the Chapter 13 automobile insurance program in Alabama, and reimbursement of premiums received by the Company under the Chapter 13 automobile program in Alabama. The Company and its subsidiaries denied the material allegations of the complaint and were awarded Dismissal by Summary Judgement in August 1995. The plaintiffs filed a motion for reconsideration which was denied in October 1995. The plaintiffs have appealed this determination and no decision has been rendered to date.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1995 to a vote of security holders.

                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock trades on the Nasdaq National Market under the symbol "MDLD." At March 22, 1996, the Company had approximately 2,600 shareholders, including beneficial owners holding shares in nominee or "street name."

The table below sets forth the high and low stock prices, as well as dividends declared on common stock, for the two-year period ended December 31, 1995:

 QUARTER ENDED:                                                High                 Low          Dividends Declared
                                                         -----------------   ----------------   -------------------
 1994
 March 31.............................................           $23 3/4            $18 3/4              $--
 June 30..............................................            22 1/2             18 1/2               --
 September 30.........................................            24 1/4             20 3/4                .05
 December 31..........................................            24                 14                    .05
 1995
 March 31.............................................            18 3/4             14 3/4                .05
 June 30..............................................            19                 17 1/2                .05
 September 30.........................................            19 1/2              9                    .05
 December 31..........................................            12 1/2              8 1/8                .05

 As of March 22, 1996 market makers in the Company's common stock included:
Bear, Stearns & Co., Inc.; Herzog, Heine, Geduld, Inc.; Loeb Partners Corporation; Morgan Keegan & Company, Inc.; Raymond James & Associates, Inc.; Sherwood Securities Corp.; Stephens, Inc.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE DATA).

                                                                     Year Ended December 31,
                                         ----------------------------------------------------------------------------
                                             1995           1994              1993           1992            1991
                                         -----------     -----------      -----------     -----------     -----------
STATEMENT OF INCOME DATA:
Gross premiums written                     $210,206        $152,404         $101,467         $60,927         $27,671
Net premiums written                        171,833         151,046           76,819          24,748          12,492
Premiums earned                             172,394         118,218           55,272          20,571          11,878
Total income                                193,046         131,486           64,509          25,137          12,071
Net income (loss)                           (10,071)          7,925            7,068           2,929           1,116
Net income (loss) available to
  stockholders                              (10,071)          7,925            7,068           1,628             994
Net income (loss) available to
  stockholders                                (1.88)           1.45             1.34             .56             .64

Cash dividend per share                         .20             .10               --             .09             1.3
Weighted average shares outstanding           5,369           5,477            5,305           2,900           1,613

                                                                     Year Ended December 31,
                                         ----------------------------------------------------------------------------
                                             1995           1994              1993           1992            1991
                                         -----------     -----------      -----------     -----------     -----------
BALANCE SHEET DATA:
Total investments, cash and
  equivalents                              $174,803        $165,895         $102,987         $49,483         $13,364
Total assets                                283,531         221,820          148,708          76,315          20,630
Notes payable and other debt                 27,000          40,000           20,000             286           1,128
Mandatorily redeemable preferred
  stock                                         --               --               --              --           4,805
Stockholders' equity                         48,845          57,794           50,620          39,880           6,480
Book value per share                           9.06           10.81             9.57            9.18            4.40
SELECTED GAAP RATIOS:
Loss ratio                                     88.2%           71.3%            69.9%           69.2%           62.3%
Expense ratio                                  26.8            25.1             23.4            23.0            29.5
                                           --------         -------          -------          ------         -------
Combined ratio                                115.0%           96.4%            93.3%           92.2%           91.8%
                                           ========         =======          =======          ======         =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The information presented in this discussion and analysis is on the basis of generally accepted accounting principles ("GAAP")

RESULTS OF OPERATIONS

Year Ended December 31, 1995 compared to the Year Ended December 31,1994

For the year ended December 31, 1995, the Company reported a $10.1 million net loss. This loss resulted from adverse claims development primarily in Arizona and California personal automobile programs and to a lesser extent from certain commercial automobile programs.

During 1994, the Company made a decision to expand its full coverage personal automobile programs, particularly in two of its larger states, Arizona and California, where it had previously written substantially liability only coverage. This decision was based upon several factors, including: the Company was experiencing a high cancellation rate and low retention rates on liability only policies; the Company's competitors had reported underwriting profits from full coverage business; the Company had been successful writing some full coverage business in certain other states. However, this strategy proved costly. Upon implementation of the expanded full coverage programs, the Company's monthly premium volume increased slightly in Arizona, but doubled in California. In 1995, gross premiums written in Arizona and California were $28.4 and $39.4 million, respectively. Gross premiums written in Arizona and California for 1994 were $26.5 million and $24.2 million, respectively. Both programs generated sharply increased frequency and consequently, higher loss ratios on the full coverage business. The increased frequency also presented a claims processing backlog and consequently increased loss and loss adjustment expenses.

After extensive analysis, the Company concluded that it had attracted a disproportionate share of insureds with undesirable insurance and credit histories; market premium levels were inadequate; and in certain situations, the Company's agents had adversely selected against it in favor of higher incentive commissions from other carriers. Since identifying these problems, the Company eliminated its full coverage programs in California and tightened controls over full coverage in Arizona to more carefully select risks, and in addition, terminated unprofitable agents. Enhanced underwriting procedures have been implemented in all states in which the Company operates. In addition, rate increases have been implemented in Florida, Georgia, Texas and Arizona and will be implemented in California, Louisiana, Arkansas and Tennessee in early to mid 1996. These actions are expected to reduce the Company's personal automobile premium writings by approximately 20% in 1996.

To provide additional management controls, the Company established an internal audit department and a claims audit team in 1995; in early 1996 hired additional pricing analysts, and a national market analyst; and also in 1996 plans to continue to upgrade claims staff and hire a Chief Actuary for loss reserving.

The Company also experienced a deterioration in results related to its Illinois commercial programs and made a decision in early 1995 to close that branch office and terminate the Illinois program. Expenses associated with the closing of that branch were approximately $1 million in 1995. Additionally, claims experience on certain commercial programs in Texas deteriorated while pricing became very competitive. The Company decided to eliminate those unprofitable programs as well. Commercial premium writings are also expected to decrease in 1996, by approximately 30% due to these changes.

During 1995, the Company strengthened its prior year loss reserves by approximately $11 million due to adverse development in both the commercial and personal programs mentioned above and due to higher than anticipated loss adjustment expenses. This adverse development was impacted by a processing backlog in the western region claims office which occurred in the first half of 1995 related to the Arizona and California full-coverage programs. The Company believes it has adequately provided for the development, as well as implemented greater controls and added sufficient claims staff to prevent any further material adjustments to prior year reserves.

The Company's combined ratio has deteriorated during the last two years to 115% in 1995; from 96.4% in 1994 and 93.3% in 1993. In 1994, this was due in part to increased loss ratios but also to increased net acquisition costs caused by the elimination of quota-share reinsurance January 1, 1994. For 1995, the Company's loss ratio was significantly higher, at 88.2% versus 71.3% in 1994 due to adverse experience in the current year as well as to the adverse development of prior years. The expense ratio for 1995 increased to 26.8% compared to 25.1% in 1994 due to the write off of deferred acquisition costs associated with discontinued programs and premium reserve deficiencies on certain continuing lines of business together totaling approximately $5.4 million. These increased acquisition costs were partially offset by ceding commissions the Company received from a 30% quota share reinsurance program implemented as of September 30, 1995 for its personal automobile policies. This program was established with Kemper Reinsurance Company and included a cession of in-force and unearned premiums as of September 30, 1995.

Overall, the Company's gross premium volume for 1995 grew 38% to $210 million and its net premium volume grew 14% to $172 million as compared to 1994. This growth came primarily from California, due to the implementation of new full coverage programs; from Arkansas, where the Company appointed a new general agency in 1995; and from growth within Tennessee, where the Company opened a new general agency office in mid-1994. This growth in volume also caused the increase in policy fees in 1995 to $10.6 million from $6.5 million in 1994.

Investment income increased by 59% in 1995 as compared to 1994 due to the investment of the $10 million obtained under the Company's credit facility and due to the investment of operating cash generated in 1995. The value of the Company's investment portfolio grew by $25.6 million to $162.3 million at December 31, 1995, compared to $136.7 million at December 31, 1994.

Increases in loss and loss adjustment expenses were a result of the Company's growth and the unusual matters discussed above.

While premiums earned increased by 46% in 1995 as compared to 1994, policy acquisition costs increased by 60%. As noted above, the expense ratio also increased in 1995. These increases were due to the writeoff of deferred policy acquisition costs from discontinued programs and from premium reserve deficiencies.

Operating expenses for 1995 increased significantly to $6.4 million, as compared to $3.7 million for 1994, due to the Company's continued growth and due to significant investments in information technology systems and marketing programs.

Interest expense nearly doubled in 1995 due to the increase in average debt outstanding related to the Company's bank credit facility.

Year Ended December 31, 1994 compared to the Year Ended December 31,1993

Gross premiums written increased by 50% to $152,404,000 in 1994 compared to $101,467,000 in 1993. This growth came from several states, including Arizona, California, Florida and Georgia. Net written premiums increased 97% to $151,046,000 from $76,819,000 in the prior year, due to the growth in gross premiums written, but also to the elimination of quota share reinsurance effective January 1, 1994.

Commissions and policy fees increased 37% in 1994 to $6,491,000 from $4,748,000 in 1993, due to the growth in premium volume.

Investment income in 1994 increased by 86% compared to 1993 due to the investment of cash generated from operations, which benefitted by the elimination of quota share reinsurance, and due to the investment of the proceeds of the Company's $20 million credit facility. The Company was also able to take advantage of rising interest rates with this newly invested cash as well as cash generated from maturities in its investment portfolio.

Other income is derived from premium finance operations, which remained fairly stable through 1994.

Losses and loss adjustment expenses increased by 118% to $84,311,000 from $36,628,000 in 1993, due to the growth in premium volume and to the elimination of quota share reinsurance. Also, as previously announced, the Company experienced increased frequency which it attributed to heavy rains in most of its major markets during October and November, 1994, increasing the loss ratio to 80.7% for the fourth quarter, compared to 67.4% for the first nine months. The loss ratio for the year was 71.3% compared to 69.9% in 1993.

Policy acquisition costs increased by 152% to $31,431,000 in 1994, compared to $12,494,000 in 1993. This was directly attributable to the growth in premium volume. The expense ratio increased to 25.1% in 1994 compared to 23.4% in 1993 due to the elimination of quota share reinsurance, which generated ceding commission income to offset acquisition costs in prior years.

Interest expense increased to $970,000 in 1994 compared to $52,000 in 1993 due to outstanding debt under the Company's credit facility through 1994.

The income tax rate for 1994 remained fairly constant at 27.3%, compared to 27.1% in 1993 due to the concentration of the Company's investment portfolio in tax-preference securities.

LIQUIDITY AND CAPITAL RESOURCES

The operating cash requirements of the Company relate primarily to the payment of claims, policy acquisition costs and operating expenses. Due to the nature of risks the Company insures (but for acts of nature, as to which the Company carries catastrophe reinsurance), the Company's liabilities can be estimated. These liabilities generally develop and are resolved over a period of less than three years. Therefore, the Company generally has a predictable schedule of cash needs. The Company manages its investment activities to maintain adequate liquidity for operating purposes and to protect its policyholders and stockholders (i.e., "matching" of liquidity and cash requirements). The Company's portfolio is heavily weighted toward intermediate fixed maturity securities. The Company generally invests in investment grade securities and has a policy of not acquiring real estate investments. Historically, the Company has not experienced any "mismatches" related to liquidity management and none are anticipated. At December 31, 1994, the Company's fixed maturity securities were classified as held to maturity. During 1995, the Company's Investment Committee made a decision to liquidate and reinvest the proceeds of certain of those securities to take advantage of higher available yields. As a result, the Company has reclassified the entire portfolio to available for sale and the securities are carried at fair value at December 31, 1995. There are no foreseeable requirements to liquidate any investments prior to their scheduled maturities.

The Company's objective is to maintain a capital adequacy ratio based on the industry standard of a maximum of 3:1. For the year ended December 31, 1995, the capital adequacy ratio was 3:1, compared to 2.41:1 for 1994. During 1996, the Company anticipates this ratio will decrease due to two factors. The Company expects to write less premiums in 1996 as a result of its decision to eliminate certain programs and due to rate increases already taken or anticipated to be taken during 1996. Second, the Company will utilize its 30% quota share reinsurance facility on its personal automobile programs throughout 1996. This reinsurance was obtained effective September 30, 1995.

The Company secured a $20 million permanent credit facility in December 1993, which was utilized to expand underwriting capacity in 1994. This facility was increased to $30 million in December, 1994, with the increase being utilized to expand underwriting capacity during 1995. At September 30, 1995, the Company defaulted on certain financial covenants contained in the related loan agreement. The default was not cured prior to December 31, 1995. The loan agreement was amended, including revised financial covenants, effective March 1, 1996. Under the terms of the restated loan agreement, the Company is not required to pay principal until June 30, 1996, and quarterly thereafter through June 30, 1998. Interest is payable quarterly. See Note 6 "Notes Payable" and
Note 15 "Subsequent Events" of Notes to Consolidated Financial Statements for further discussion.

IMPACT OF INFLATION

Although the Company's results of operations have not been affected by inflation, inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss adjustment expenses are known. The Company attempts to anticipate increases from inflation in establishing rates, subject to limitations imposed for competitive pricing.

The Company considers inflation when estimating liabilities for losses and loss adjustment expenses, particularly for claims having a long period between occurrence and settlement. The liabilities for losses and loss adjustment expenses are management's estimates of the ultimate net cost of underlying claims and expenses and are not discounted for the time value of money. In times of high inflation, the normally higher yields on investment income may partially offset potentially higher claims and expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated Financial Statements for the impact of recent accounting pronouncements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements are included herein beginning on page 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Company's independent accountants on any matters of accounting principles or practices or financial statement disclosures.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                                                                December 31,
                                                                      ------------------------------
                                                                           1995              1994
----------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                  $   12,479         $   29,196
Investment securities (note 3):
   Held to maturity:
    Fixed maturities, at amortized cost
      (fair value $122,953)                                                 --              129,287
   Available for sale:
    Equity securities, at fair value
      (cost $13,039 and $5,877 respectively)                              13,408              5,533
    Fixed maturities, at fair value
      (amortized cost $146,637 and $1,981, respectively)                 148,916              1,879
                                                                      ----------         ----------
      Total investments                                                  162,324            136,699
Receivables:
   Agents and insureds                                                    39,741             17,252
   Premium finance contracts                                                 365              1,523
   Reinsurance -  direct                                                  17,165              9,624
               -  assumed                                                    654              1,241
Prepaid reinsurance premium                                               21,207                561
Accrued investment income                                                  2,296              2,244
Deferred policy acquisition costs                                          9,617             15,148
Equity investments in nonconsolidated companies                              293                424
Furniture and equipment, at cost, net of accumulated
   depreciation of $1,979 and $1,085, respectively                         3,398              2,518
Notes receivable (note 9)                                                  2,158              2,256
Deferred income taxes (note 7)                                             3,813              1,042
Income taxes recoverable                                                   5,414               --
Other assets                                                               2,607              2,092
                                                                      ----------         ----------
                                                                      $  283,531         $  221,820
                                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses
   (notes 4 and 5)                                                    $  104,516         $   56,858
Unearned premiums (note 5) - direct                                       77,311             55,901
                           -  assumed                                      5,162              6,479
Due to reinsurers (note 5)                                                 7,946               --
Notes payable (notes 6 and 15)                                            27,000             40,000
Other liabilities                                                         12,751              4,788
                                                                      ----------         ----------
                                                                         234,686            164,026
                                                                      ----------         ----------
Stockholders' equity (note 13):
   Common stock, no par value. Authorized 50,000,000 shares;
     5,389,022 and 5,344,222 shares issued, respectively                  39,420             39,258
   Additional paid-in capital                                              1,887              1,887
   Retained earnings                                                       5,796             16,943
   Unrealized appreciation (depreciation) of
     securities available for sale, net                                    1,742               (294)
                                                                      ----------         ----------
                                                                          48,845             57,794
                                                                      ----------         ----------
Commitments and contingencies (notes 5, 10 and 11)                    $  283,531         $  221,820
                                                                      ==========         ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands - except per share data)


                                                                         Years Ended December 31,
                                                               ----------------------------------------------
                                                                    1995             1994           1993
-------------------------------------------------------------------------------------------------------------
INCOME:
   Premiums earned (note 5)                                    $   172,394     $   118,218        $    55,272
   Policy fees                                                      10,649           6,491              4,748
   Investment income (note2)                                         9,258           6,190              3,330
   Net realized investment gains (note 3)                              578              42                698
   Other income                                                        167             545                461
                                                               -----------     -----------        -----------
                                                                   193,046         131,486             64,509
                                                               -----------     -----------        -----------
EXPENSES:
   Losses and loss adjustment expenses (notes 4 and 5)             152,103          84,311             38,628
   Policy acquisition costs                                         50,070          31,431             12,494
   Operating expenses                                                6,368           3,745              3,547
   Interest                                                          1,880             970                 52
   Amortization of intangible assets                                   135             129                106
                                                               -----------     -----------        -----------
                                                                   210,556         120,586             54,827
                                                               -----------     -----------        -----------

       Income (loss) before provision for
         income taxes and equity interests                         (17,510)         10,900              9,682


Provision for income taxes (benefit)(note 7)                        (7,445)          2,980              2,620
                                                               -----------     -----------        -----------

       Income (loss) before equity interests                       (10,065)          7,920              7,062

Equity interests                                                        (6)              5                  6
                                                               -----------     -----------        -----------
       Net income (loss)                                       $   (10,071)    $     7,925        $     7,068
                                                               ===========     ===========        ===========
PER SHARE DATA:
   Net income (loss)                                           $     (1.88)    $      1.45        $      1.34
                                                               ===========     ===========        ===========
   Weighted average common shares outstanding                    5,369,461       5,477,666          5,305,824
                                                               ===========     ===========        ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)


                                                   Common Stock
                                                   ------------
                                                  Shares                    Additional                     Unrealized
                                                issued and                    paid-in     Retained       appreciation
                                                outstanding    Amount        capital      earnings      (depreciation)   Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
 December 31, 1992                          4,346,123      $   35,392     $    1,887    $    2,483       $      118     $   39,880

Net income                                       --              --             --           7,068             --            7,068
Warrants exercised                            872,505           3,429           --            --               --            3,429
Options exercised                              70,686             231           --            --               --              231
Appreciation of
   equity securities                             --              --             --            --                 12             12
                                            ---------      ----------     ----------    ----------       ----------     ----------
Balances at
   December 31, 1993                        5,289,314          39,052          1,887         9,551              130         50,620

Net income                                       --              --             --           7,925             --            7,925
Cash dividends paid
   ($.10 per share)                              --              --             --            (533)            --             (533)
Options exercised                              14,000              46           --            --               --               46
Warrants exercised                             40,908             160           --            --               --              160
Change in fair value
   of securities available
   for sale net of tax
   of $231                                       --              --             --            --               (424)          (424)
                                            ---------      ----------     ----------    ----------       ----------     ----------
Balances at
   December 31, 1994                        5,344,222          39,258          1,887        16,943             (294)        57,794


Net (loss)                                       --              --             --         (10,071)            --          (10,071)
Cash dividends paid
   ($.20 per share)                              --              --             --          (1,076)            --           (1,076)
Options exercised                              44,800             162           --            --               --              162
Change in fair value
   of securities available
 for sale net of tax
   of $1,058                                     --              --             --            --              2,036          2,036
                                            ---------      ----------     ----------    ----------       ----------     ----------
Balances at
   December 31, 1995                        5,389,022      $   39,420     $    1,887    $    5,796       $    1,742     $   48,845
                                            =========      ==========     ==========    ==========       ==========     ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands - except per share data)


                                                                             Years Ended December 31,
                                                               ----------------------------------------------
                                                                    1995           1994                1993
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $   (10,071)    $     7,925        $     7,068
Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities:
   Net realized (gains) losses on securities                             3             (42)              (698)
   Gain on disposal of fixed assets                                    (33)           --                 --
   Depreciation                                                        894             550                353
   Amortization of intangibles                                         285             351                139
   Amortization of discounts and premiums                              529             673                264
   Deferred taxes                                                   (3,828)           (526)              (249)
   Changes in assets and liabilities:
     Agent and insured receivables, net                            (22,489)        (10,983)            (2,089)
     Reinsurance receivables                                       (27,600)         12,826             (7,414)
     Premium finance receivables                                     1,158            (716)              (256)
     Accrued interest receivable                                       (52)         (1,085)              (545)
     Deferred policy acquisition costs                               5,531          (8,062)            (5,541)
     Other assets                                                     (868)           (527)              (677)
     Unpaid losses and loss adjustment expenses                     47,658          21,571             18,576
     Unearned premiums                                              20,093          23,505             24,176
     Due to reinsurers                                               7,946              (8)            (2,246)
     Other liabilities                                               7,461             430              1,582
     Income taxes                                                   (5,854)            593                100
                                                               -----------     -----------        -----------
Net cash provided by operating activities                           20,763          46,475             32,543
                                                               -----------     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities-held to maturity                  3,260           4,985              1,145
                 -available for sale                                 1,909             251               --
Sales of securities-held to maturity                                  --             3,160             13,820
                 -available for sale                                15,274           5,720               --
Purchases of securities-held to maturity                           (29,356)        (67,139)           (42,824)
                 -available for sale                               (13,208)         (7,884)              --
Investments in nonconsolidated companies                               131             (14)               572
Fixed asset additions                                               (2,071)         (1,414)            (1,104)
Fixed asset disposals                                                  329            --                 --
Investment in insurance programs                                        68            (404)              (342)
                                                               -----------     -----------        -----------
Net cash used in investing activities                              (23,664)        (62,739)           (28,733)
                                                               -----------     -----------        -----------

                                                                            Years Ended December 31,
                                                               ------------------------------------------------
                                                                    1995           1994                1993
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable to banks                                              10,000          30,000             20,000
Note receivable from sale of equity investment                          91              72               (405)
Notes receivable from others                                             7            (249)            (1,674)
Proceeds from exercise of common stock warrants                       --               160              3,429
Proceeds from issuance of common stock options                         162              46                231
Repayment of debt                                                  (23,000)        (10,000)              (286)
Dividend to stockholders                                            (1,076)           (533)              --
Payments received on notes from stockholders                          --              --                   94
Net cash provided by (used) in financing activities                (13,816)         19,496             21,389
                                                               -----------     -----------        -----------

Net increase (decrease) in cash and equivalents                    (16,717)          3,232             25,199
Cash and equivalents:
   Beginning of year                                                29,196          25,964                765
                                                               -----------     -----------        -----------
   End of year                                                 $    12,479     $    29,196        $    25,964
                                                               ===========     ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                    $     1,378     $       936        $         4
   Income taxes                                                      2,225           2,739              3,020
Noncash investing and financing activities:
   Transfers to securities available for sale                      149,190            --                 --
   Unrealized gain (loss) on securities available for sale           3,094            (655)              --

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
   The consolidated financial statements include the accounts of Midland Financial Group, Inc. (the "Company") and its subsidiaries, except Agents' Financial Services, Inc. a 40% owned affiliate ("AFS"). The Company's investment in AFS is carried at cost plus its equity in the undistributed earnings since date of acquisition. All significant intercompany transactions have been eliminated.

   In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period then ended.

   Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the liability for unpaid loss and loss adjustment expense and the recoverability of deferred policy acquisition costs. In connection with the determination of these items, management uses actuarial projections, historical data and current business conditions to formulate estimates, including assumptions related to the ultimate cost to settle claims. These estimates by their nature are subject to uncertainties for various reasons. The Company's results of operations and financial condition could be adversely affected should the ultimate payments required to settle claims be materially in excess of the reserves currently provided.

NATURE OF OPERATIONS
   The Company writes non-standard personal automobile insurance and commercial automobile insurance for small businesses through six Company-owned and three independent general agencies. These general agencies market the Company's products through approximately 8,500 independent insurance agents in 20 states, primarily in the southeastern and southwestern regions of the United States. During 1995, the Company wrote a significant amount of business in Arizona, California and Florida representing 13%, 19% and 14%, respectively, of gross written premiums.

   The nature of the non-standard automobile insurance business is such that the Company can from time to time, experience abnormally high levels of claims payouts in the event of unusual weather and other conditions, such as heavy rain, hail, wind storms and flooding. The Company utilizes both quota share and excess of loss reinsurance coverage and catastrophic reinsurance options to limit its exposure on these risks.

   Increasing public interest in the availability and affordability of insurance has prompted legislative, regulatory and judicial activity in several states. This includes efforts to contain insurance prices, restrict underwriting practices and risk classifications, mandate rate reductions and refunds and generally expand regulation affecting the insurance industry. These regulatory and judicial activities could impact the Company's premium volume.

   The Company manages its credit risk on its investment securities by maintaining a highly-diversified investment portfolio with limited concentrations in any given region or industry. Interest rate risk is managed through a combination of highly liquid debt instruments purchased with an original maturity of three months or less or fixed maturity securities with an average contractual maturity of approximately 5 years.

PREMIUMS AND POLICY FEES
   Premiums, net of amounts ceded to reinsurers, are recognized as income ratably over the terms of the policies. Unearned premiums represent premiums applicable to the unexpired terms of the policies.

   The Company operates six general agencies which receive non-refundable fees for processing policy applications. Such income is recognized when the effort is completed, generally in the month received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reinsurance
   In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

Deferred Policy Acquisition Costs
   The costs of selling policies (principally commissions and premium taxes) are deferred and reduced by the amount recovered from reinsurers through ceding commissions. The net acquisition costs deferred are amortized to expense over the periods in which the related premiums are earned. In addition, during 1995, the Company wrote off approximately $5.4 million of these costs related to premium reserve deficiencies. Anticipated losses and loss adjustment expenses and investment earnings, based on past experience, are considered in determining the recoverable acquisition costs to be deferred.

   Net deferred policy acquisition costs were (in thousands):

                                                                            Years Ended December 31,
                                                               -----------------------------------------------
                                                                    1995                1994         1993
--------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                   $    15,148     $     7,086        $     1,545
Acquisition costs deferred                                          44,539          39,493             18,035
Amortized to expense during the period                             (50,070)        (31,431)           (12,494)
                                                               -----------     -----------        -----------
Balance, end of period                                         $     9,617     $    15,148        $     7,086
                                                               ===========     ===========        ===========

Unpaid Losses and Loss Adjustment Expenses
   The liability for unpaid losses and loss adjustment expenses includes reported and incurred but not reported losses and loss adjustment expenses.
   Losses and loss adjustment expenses include the estimated costs of investigating and settling unpaid losses. Such amounts are determined on the basis of claims adjusters' evaluations and other estimates, and accordingly, there can be no assurance that the ultimate liability will not vary from such estimates.

Investment Securities
   Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under SFAS No. 115, fixed maturity securities for which a company has the ability and management has the positive intent to hold to maturity are classified as held to maturity securities and are reported at amortized cost. Fixed maturity and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Fixed maturity and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and are reported at fair value, with unrealized gains and losses (net of deferred taxes) charged or credited as a separate component of stockholders' equity.

   During September 1995, Company management changed its intent with respect to securities classified as held to maturity and reclassified all securities in its held to maturity portfolio to available for sale. The transfer had no impact on earnings. However, a $1.6 million fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


adjustment was recorded, resulting in a net $1 million increase in stockholders' equity, net of tax. Realized gains and losses on the sale of investments are recognized in the determination of net income or loss on the basis of specific identification. Amortization of premiums and accretion of discounts are computed using the interest method. Changes in the valuation of securities which are considered other than temporary are recorded as losses in the period recognized.

Income Taxes
   The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Depreciation
   Depreciation on furniture and equipment is provided on a straight-line basis over the estimated useful lives of the assets (three to seven years).

Cash Equivalents
   The Company considers all highly liquid debt instruments purchased with an original maturity at acquisition of three months or less to be cash equivalents.

Earnings per Share
   Earnings per common share are based on the weighted average number of common shares outstanding, including common stock equivalents, during the periods presented. Outstanding options and warrants are considered common stock equivalents at that point where the market price exceeds the option price. The resultant effect on earnings per share is calculated using the treasury stock method. At December 31, 1995, these common stock equivalents were anti-dilutive.

Fair Value Disclosures
   The following methods were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value. Fixed maturities and equity securities are valued using quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market priced of similar securities. Due to the relatively short-term nature of cash, short-term investments, accounts receivable, and accounts payable, their carrying amounts are reasonable estimates of fair value. Fair value of long-term debt is approximately equal to its recorded value. The fair value of Catastrophe Insurance Contracts is determined based on the settlement price on the date of valuation as determined by the exchange on which the contract was traded.

Recent Accounting Pronouncements
   SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," issued in March, 1995, provides guidance for recognition of impairment losses related to long-lived assets, and certain intangibles and related goodwill. The Statement is effective for fiscal years beginning after December 15, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   SFAS No. 123 "Accounting for Stock-Based Compensation" was issued in October, 1995, and provides for a fair value method of accounting for stock-based compensation arrangements rather than the intrinsic value method now followed. Adoption of the fair value method for purposes of preparing basic financial statements is not required although disclosure of the effect of such adoption is. The Statement is effective for options awarded after December 15, 1995.

   Management believes the adoption of the above-mentioned statements will not have a material impact on the Company's consolidated financial statements.

Reclassifications
   Certain items in the prior years' financial statements have been reclassified to conform with the 1995 presentation.

(2)      INVESTMENT INCOME

   Components of investment income were as follows (in thousands):

                                                                             Years Ended December 31,
                                                               ----------------------------------------------
                                                                     1995           1994             1993
-------------------------------------------------------------------------------------------------------------
Fixed maturities                                               $     7,699     $     5,318        $     2,837
Equity securities                                                      607             164                194
Call options on U.S. Treasury Notes                                   (361)            359               --
Cash and cash equivalents                                            1,894             349                299
                                                               -----------     -----------        -----------
 Investment income                                             $     9,839     $     6,190        $     3,330
                                                               ===========     ===========        ===========

(3)      INVESTMENT SECURITIES

   Realized and unrealized investment gains and losses were as follows (in thousands):

                                                                            Years Ended December 31,
                                                               ----------------------------------------------
                                                                    1995          1994               1993
-------------------------------------------------------------------------------------------------------------
Realized gains:
   Fixed maturities                                            $       764     $         7        $       104
   Equity securities                                                   227             530                965
                                                               -----------     -----------        -----------
       Total gains                                                     991             537              1,069
                                                               -----------     -----------        -----------
Realized losses:
   Fixed maturities                                                     42              45                138
   Equity securities                                                    10             450                233
   Catastrophe Insurance Contracts                                     942            --                 --
                                                               -----------     -----------        -----------
       Total losses                                                    994             495                371
                                                               -----------     -----------        -----------
   Net realized
       securities gains  (losses)                              $        (3)    $        42        $       698
                                                               ===========     ===========        ===========
Change in unrealized gains (losses):
   Fixed maturities                                            $     8,715     $    (7,812)       $     1,272
                                                               ===========     ===========        ===========
   Equity securities                                           $       713     $      (931)       $        12
                                                               ===========     ===========        ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The amortized cost and estimated fair value of securities follow (in thousands):

                                                            December 31, 1995
                                          ---------------------------------------------------------
                                                              Gross         Gross         Estimated
                                             Amortized     unrealized    unrealized          fair
                                                  cost          gains        losses           value
---------------------------------------------------------------------------------------------------
Available for sale:
Obligations of the U.S.
   Government and its agencies             $    1,207    $        8    $       --      $    1,215
Obligations of states and
   political subdivisions                      83,838         1,536           108          85,266
Corporate notes and debentures                 19,722           125            37          19,810
Redeemable preferred stock                     41,870         1,064           309          42,625
Equity securities                              13,039           483           114          13,408
                                           ----------    ----------    ----------      ----------
                                           $  159,676    $    3,216    $      568      $  162,324
                                           ==========    ==========    ==========      ==========


                                                               December 31, 1994
                                           --------------------------------------------------------
                                                             Gross         Gross       Estimated
                                             Amortized   unrealized   unrealized            fair
                                                  cost        gains       losses           value
---------------------------------------------------------------------------------------------------
Held to maturity:
Obligations of the U.S.
  Government and its agencies              $    1,521    $       --    $       70      $    1,451
Obligations of states and
  political subdivisions                       85,749            15         3,200          82,564
Corporate notes and debentures                  3,667             9           189           3,487
Redeemable preferred stock                     38,350             1         2,900          35,451
                                           ----------    ----------    ----------      ----------
                                              129,287            25         6,359         122,953
                                           ----------    ----------    ----------      ----------
Available for sale:
Corporate notes and debentures                  1,730            21           120           1,631
Redeemable preferred stock                        251            --             3             248
Equity securities                               5,877           145           489           5,533
                                           ----------    ----------    ----------      ----------
                                                7,858           166           612           7,412
                                           ----------    ----------    ----------      ----------
                                           $  137,145    $      191    $    6,971      $  130,365
                                           ==========    ==========    ==========      ==========

   The amortized cost and estimated fair value of fixed maturities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):


                                                                         Amortized      Estimated
                                                                             cost      fair value
-------------------------------------------------------------------------------------------------
Available for Sale:
Due in one year or less                                                $   18,838      $   18,858
Due after one year through five
   years                                                                   70,525          71,056
Due after five years through ten
   years                                                                   37,938          39,242
Due after ten years                                                        19,336          19,760
                                                                       ----------      ----------
                                                                       $  146,637      $  148,916
                                                                       ==========      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Proceeds from sales of securities available for sale during 1995 were $15,274,000. Gross gains of $991,000 and gross losses of $52,000 were realized on these sales. In 1994, held to maturity securities with an amortized cost of $3,163,000 were sold resulting in realized losses of $3,000. All sales from the held to maturity portfolio in 1994 were made within three months of the contractual maturity of the security. Proceeds from sales of securities available for sale during 1994 were $5,720,000. Gross gains of $537,000 and gross losses of $492,000 were realized on those sales. Proceeds from sales of securities during 1993 were $13,820,000. Gross gains of $1,069,000 and gross losses of $371,000 were realized in 1993.

Investments in fixed maturities on deposit with various regulatory bodies as required by law are as follows (in thousands):

                                                                              December 31,
                                                                       ---------------------------
                                                                            1995         1994
--------------------------------------------------------------------------------------------------
Arkansas Commissioner of Insurance                                     $       50      $       50
California Commissioner of Insurance                                          200              --
Georgia Commissioner of Insurance                                              25              25
Louisiana Commissioner of Insurance                                           140              70
Nevada Commissioner of Insurance                                              250             250
New Mexico Department of Insurance                                            375             375
Oklahoma Commissioner of Insurance                                            100             100
South Carolina Department of Insurance                                        650             650
Tennessee Department of Insurance                                           2,025           1,675
                                                                       ----------      ----------
                                                                       $    3,815      $    3,195
                                                                       ==========      ==========

Investments in securities of a single issuer aggregating more than 10% of stockholders' equity follow (in thousands):

                                                                                December 31,
                                                                       ---------------------------
                                                                            1995           1994
--------------------------------------------------------------------------------------------------
Shelby County, TN                                                      $    6,670      $    5,895
Metro Nashville, Davidson County, TN                                        6,570           5,733
Memphis, TN Electric System                                                 5,206           4,575

(4)  Unpaid Losses and Loss Adjustment Expenses

   The Company's consulting actuary has determined that the Company's liability for unpaid losses and loss adjustment expenses is 2% less than the actuary's selected ultimate liability and falls within an acceptable range of actuarial estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   The following table presents information on changes in the reserve for losses and loss adjustment expenses of the Company for the periods presented (in thousands):

                                                                                    December 31,
                                                                     --------------------------------------------
                                                                          1995             1994              1993
-----------------------------------------------------------------------------------------------------------------
Reserve for losses and loss adjustment expenses at
   beginning of year                                                 $  56,858         $ 35,287          $ 16,711
Less reinsurance recoverables on unpaid losses and
   loss adjustment expenses                                              6,880           13,634             9,590
                                                                     ---------         --------          --------
Net reserves for losses and loss adjustment
   expenses at beginning of year                                        49,978           21,653             7,121

Add:
   Provision for losses and loss
     adjustment expenses occurring:
       Current year                                                    141,130           82,241            38,341
       Prior Years                                                      10,973            2,070               287
                                                                     ---------         --------          --------
         Total                                                         152,103           84,311            38,628
                                                                     ---------         --------          --------
Less:
   Loss  and loss adjustment expense
     payments for claims occurring:
       Current year                                                     73,493           39,542            17,334
       Prior years                                                      36,383           16,444             6,762
                                                                     ---------         --------          --------
         Total                                                         109,876           55,986            24,096
                                                                     ---------         --------          --------
   Net reserve for losses and loss
     adjustment expenses at end of year                                 92,205           49,978            21,653
   Plus reinsurance recoverables on
     unpaid losses and loss adjustment expenses                         12,311            6,880            13,634
                                                                     ---------         --------          --------
   Reserve for losses and loss adjustment
     expenses at end of year                                         $ 104,516         $ 56,858          $ 35,287
                                                                     =========         ========          ========

   The reinsurance recoverables on paid losses and loss adjustment expenses are $4,854, $2,744 and $2,762 for 1995, 1994, and 1993, respectively.

   During 1995, Midland strengthened its prior year loss reserves by approximately $11.0 million due to adverse development in both the commercial and personal programs and due to higher than anticipated LAE. This adverse development was impacted by a processing backlog in the western region claims office which occurred in the first half of 1995 related to the Arizona and California full-coverage programs.

(5)  Reinsurance

   During 1993 the wholly-owned property and casualty insurance subsidiaries of the Company maintained "quota share" reinsurance agreements whereby a portion of premiums written, incurred losses and loss adjustment expenses were ceded to other insurance companies. These quota-share reinsurance agreements were not utilized in 1994. At September 30, 1995, these subsidiaries entered into a 30% quota share agreement with Kemper Reinsurance Company, including a cession of unearned premiums as of that date. This agreement provides reinsurance on the Company's personal automobile programs, which generally are for mandatory limits of liability and other coverages of no more than $25,000 per person and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



$50,000 per accident for bodily injury, and in the range of $10,000 to $20,000 for property damage.

   The commercial and coastal dwelling programs of the Company provide property and liability limits of up to $1,000,000 Through excess of loss reinsurance, the Company limits its retention on any one risk to $375,000.

   Under reinsurance agreements, in the event that the reinsuring company is unable to pay its portion of the loss based on the coverage ceded, the Company would be responsible for the entire loss. The Company evaluates the financial viability of its reinsurers on a regular basis and has no reason to believe that these reinsurers will be unable to pay their portion of the loss based on the coverage ceded.

Amounts ceded under all reinsurance agreements were as follows (in thousands):

                                                                                Years Ended December 31,
                                                                     --------------------------------------------
                                                                          1995              1994             1993
-----------------------------------------------------------------------------------------------------------------
Premiums written                                                      $ 38,372           $ 1,359         $ 24,648
Premiums earned                                                         17,719            10,801           25,461
Losses and loss adjustment expenses incurred                            14,770             7,279           18,936
Unearned premiums                                                       21,207               554            9,996
Unpaid losses and loss adjustment expenses                              12,311             6,880           13,634

(6)  Notes Payable

   Components of notes payable were as follows (in thousands):

                                                                                            1995             1994
-----------------------------------------------------------------------------------------------------------------
Short-term borrowings from bank;  8.5% interest;
   Repaid January 1995                                                                        --         $ 20,000

Bank credit facility, $30 million, secured by
  subsidiary operations:
    Fixed portion of borrowings; 7.11% interest;                                              --           10,000

         Floating portion of borrowings; LIBOR+ 2.25%
         (8.5% at December 31, 1995)                                                    $ 27,000           10,000
                                                                                        --------         --------
                                                                                        $ 27,000         $ 40,000
                                                                                        ========         ========

   At September 30, 1995, the Company defaulted on certain financial covenants related to the bank credit facility, due to generating a net loss from operations. The Company has since been unable to cure the default. On January 25, 1996, the Company signed an agreement with the lender to change the entire facility to a floating interest rate equivalent to 8.5% retroactive to October 1, 1995. In addition, the Company paid a $67,500 amendment fee and the lender fixed the facility at $27 million decreasing with future principal payments.

   Effective March 1, 1996, the loan agreement was restructured, with the payment of an additional $50,000 fee. The floating rate was adjusted to LIBOR+ 3.25% through June 30, 1996 and LIBOR+ 3.50% thereafter.

   In anticipation of the completion of the Company's proposed merger with Danielson Holding Corporation, further discussed at Note 15, "Subsequent Events", the lender has agreed to waive a principal payment scheduled for March 31, 1996. Principal is payable quarterly thereafter through June 1, 1998. Interest is payable quarterly March 31, 1996 through June 30, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(7)  Income Taxes

   The components of income tax expense (benefit) are as follows (in thousands):

                                                                                Years Ended December 31,
                                                                     --------------------------------------------
                                                                          1995              1994             1993
-----------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                            $ (3,845)          $ 3,311          $ 2,705
   State                                                                   228               195              164
                                                                      --------           -------          -------
                                                                        (3,617)            3,506            2,869
Deferred:
   Federal                                                              (3,695)             (528)            (226)
   State                                                                  (133)                2              (23)
                                                                      --------           -------          -------
                                                                        (3,828)             (526)            (249)
                                                                      --------           -------          -------
Total                                                                 $ (7,445)          $ 2,980          $ 2,620
                                                                      ========           =======          =======

   Income tax expense differs from the amounts computed by applying the federal income tax rates to income before income taxes and equity interests due to the following (in thousands):

                                                                                Years Ended December 31,
                                                                     --------------------------------------------
                                                                          1995              1994             1993
-----------------------------------------------------------------------------------------------------------------
Tax expense at statutory rate                                         $ (5,953)          $ 3,715          $ 3,292
State taxes (net of federal deduction)                                      63               129               93
Dividend received deduction                                               (661)             (343)            (172)
Tax exempt interest                                                     (1,180)             (802)            (562)
Other, net                                                                 286               281              (31)
                                                                      --------           -------          -------
                                                                      $ (7,445)          $ 2,980          $ 2,620
                                                                      ========           =======          =======

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, respectively, are presented below in thousands:

                                                                                            1995             1994
-----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Unearned premiums                                                                     $ 4,244          $ 4,327
   Discounted losses                                                                       3,407            1,957
   Unrealized securities losses                                                               --              151
   Deferred compensation                                                                     253               --
   Net operating loss carryforwards                                                          248               --
   Other                                                                                     192              253
                                                                                         -------          -------
     Total gross deferred tax asset                                                        8,344            6,688
     Less valuation allowance                                                                 --               --
                                                                                         -------          -------
     Net deferred tax assets                                                               8,344            6,688

Deferred tax liabilities:
   Deferred acquisition costs                                                             (3,324)          (5,301)
   Equipment, principally due
     to differences in depreciation                                                         (194)             (95)
   Unrealized securities gains                                                              (906)              --
   Other                                                                                    (107)            (250)
                                                                                         -------          -------
   Total gross deferred tax liability                                                     (4,531)          (5,646)
                                                                                         =======          =======
   Net deferred tax asset                                                                $ 3,813          $ 1,042
                                                                                         =======          =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   Based upon the level of historical taxable income and projections for future taxable income over periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the deductible differences at December 31, 1995.

(8)  Related Party Transactions

   During 1995, 1994 and 1993, the Company paid fees of $351,000, $324,000,
$201,000, respectively, to an investment company which has certain stockholders and directors that are also stockholders and directors of the Company.

   The Company has a line of credit to an affiliate which bears interest at prime plus 3%. Balances outstanding related to this line of credit were $1.2 million and $1.3 million at December 31, 1995 and 1994, respectively.

(9) Employee Benefit and Incentive Plans

   In April, 1989, the Company adopted a nonqualified incentive stock option plan for officers and key employees. The plan provided for the granting of options to purchase up to 154,000 shares of common stock of the Company at prices not less than fair market value, as determined by the Board of Directors, on the date options are granted. The options vest ratably over a 5 year period and are exercisable up to 10 years from the dates of grant. In connection with the granting of an option, the Company also granted a companion stock appreciation right ("SAR"). The SAR gives the employee the right to surrender for cancellation all or part of the shares covered by the option, to the extent such option is exercisable. In the event of surrender, an employee is entitled to receive payment of up to 100% of the option exercise price. Options with related SAR's were granted as follows: 1989, 59,486 shares at $3.26 per share; 1990, 42,000 shares at $3.32; and 1991, 42,000 at $3.71. During 1993, options to purchase 70,686 shares were exercised for a total of $231,000. During 1994, options to purchase 14,000 shares were exercised for a total of $46,410. During 1995, options to purchase 44,800 shares were exercised for a total of $162,000.

   In November, 1992, the plan was frozen with the simultaneous adoption of a long-term incentive plan for officers and directors. The remaining options available for grant under the previous plan were combined with new options available for grant for a total of 136,514 options available. In 1993 and in 1995, the stockholders approved share increases in the number of shares available under this plan totalling 500,000. Options under the 1992 plan are granted at the fair market value at the date of grant, vest over varying periods at the discretion of the committee, and expire 10 years from the date of grant. Options to purchase 129,500 shares were granted in 1992 at an option price of $14 per share. Options to purchase 222,000 shares were granted in 1993 at prices from $ 20.25 to $ 21.625. Options to purchase 35,000 shares were granted in 1994 at an option price of $14.75. Options to purchase 157,000 shares were granted in 1995 at prices from $9.50 per share to $18.75 per share. No options have been exercised with respect to the plan.

   The Company has a defined contribution plan (Savings Plan) intended to be a qualified plan under Section 401(a) and 401(k) of the Internal Revenue Code. Eligible participants include all officers and employees with six months of service. Employee contributions (up to 15% of defined compensation) are matched 50% by the Company up to a limit of 2.5% of the participant's compensation. The participants vest in the Company's matched contributions in equal increments over a four-year period. Matching expense related to the savings plan for the years ended December 31, 1995, 1994 and 1993 were approximately $99,700, $120,883, and $84,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   In 1994, the Company adopted a deferred compensation plan under which certain employees may defer up to 25% of their compensation and its directors may defer 100% of their compensation. The Company matches 100% of the employee deferrals up to 10% of their compensation in years in which the Company's net income reaches certain levels. Amounts deposited into these plans are unsecured liabilities of the Company. The total liability included in accrued premium taxes and other expenses for these plans at December 31, 1995 and 1994 was $979,174 and $373,485, respectively. The contribution matching expense related to the plan for the year ended December 31, 1994 was $114,698. Due to the net loss for the year ended December 31, 1995, the Company was not required to match employee contributions. In connection with the administration of this plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain directors, officers and key employees. The purpose of these policies is to fund the payment of benefits to the participants.

(10)     Legal Proceedings

   In August 1994, the Company and three of its wholly owned subsidiaries were named in a civil lawsuit on behalf of two Chapter 13 debtors and as putative representatives of a plaintiff's class challenging the validity of the Chapter 13 automobile insurance program in Alabama. The plaintiffs sought certification of a class, a declaration that the insurance policies violate Alabama statutes, a permanent injunction against further implementation of the Chapter 13 automobile insurance program in Alabama, and reimbursement of premiums received by the Company under the Chapter 13 automobile program in Alabama. The Company and its subsidiaries denied the material allegations of the complaint and were awarded Dismissal by Summary Judgement in August 1995. The plaintiffs filed a motion for reconsideration which was denied in October 1995. The plaintiffs have appealed this determination and no decision has been rendered to date.

   In May 1995, the Company, one of its officers and one of its subsidiaries were named in a wrongful termination lawsuit by a former employee. This lawsuit is pending in the State of Illinois Circuit Court, Seventh Judicial Circuit. The plaintiff seeks $200,000 in compensatory damages and $1 million in punitive damages. The matter is in the discovery stages. Management believes that it had valid cause for the dismissal of this employee and will vigorously defend the case. Management believes that the resolution of this matter will not have a material impact on the Company's operations.

   The Company and its subsidiaries are involved in asserted claims in the normal course of business. Management believes the outcome of these matters in the aggregate will not have a material adverse effect on the consolidated financial statements of the Company.

(11)  Commitments and Contingent Liabilities

   Catastrophe Insurance Contracts

   The Company utilizes catastrophe insurance futures and options (CAT contracts) to help manage the Company's risk from catastrophic losses. These CAT contracts are traded on the Chicago Board of Trade and are designed to track insured catastrophic losses on a regional and nationwide basis. The CAT contracts are indexed to loss ratios as determined by Insurance Services Office, Inc. (ISO) using data obtained from designated reporting companies. ISO considers losses reported to the designated companies as of the end of the quarter following the loss quarter. ISO estimates quarterly premiums based on the most recent statutory annual statements filed by the reporting companies. Since the premium is known and constant during the life of the CAT contract, any changes in CAT contract prices are due entirely to changes in the amount of reported losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   The CAT program is used by management as a supplement to reinsurance treaties. Depending on CBOT quotes and conditions in the traditional catastrophic reinsurance market, the standardized nature of the CAT contracts provides management the opportunity to "shop" for better price and coverage in specific regions that a reinsurance company may not be able to offer in a timely fashion.

   The program has been used to reduce Midland's exposure to catastrophic risk with the ISO September Eastern contract at the CBOT. These particular contracts focus on the Atlantic coast and gulf regions of the country. It is in certain areas of those regions that management believes it has catastrophic exposure that is too costly to reinsure "traditionally." The contracts are based on industry wide loss ratios calculated by the ISO. Management purchases or sells calls or puts at various loss ratios to be long the loss ratio. This way, if the industry is suffering from catastrophic losses the loss ratio will increase. Management believes that gains in the value of the CAT contracts resulting from catastrophic losses will offset underwriting losses. Should the value of the contracts decline as a result of lower industry losses, Management believes that the effect will be offset by lower underwriting losses.

   During 1995, the Company wrote 384 contracts with a $9.6 million notional value, purchased 272 contracts with a $6.8 million notional value, and terminated 193 contracts with a $4.8 million notional value. The Company realized gains of $855,000 on terminated contracts during 1995. At December 31, 1995, the Company had unrealized losses of $1.8 million on open contracts. The contracts are carried at fair value at December 31, 1995. The table below summarizes the open futures and options positions at December 31, 1995:

                                      Number                                                    Premium
                                         of       Notional       Strike       Expiration       received        Fair
                                  contracts         amount        price             date         (paid)       Value
-------------------------------------------------------------------------------------------------------------------
Call options                            129    $ 3,225,000           70          4/30/96   $  (261,064)    $     --
Put options                              12        300,000           70          4/30/96        93,627      184,500
Call options                            184      4,600,000           50          4/30/96       581,555           --
Futures                                 138      3,450,000           70          4/30/96    (2,415,000)     389,970
                                        ---    -----------                                 -----------     --------
                                        463    $11,575,000                                 $(2,000,882)    $574,470
                                        ===    ===========                                 ===========     ========

   Leases

   The Company and its subsidiaries lease office space under noncancelable operating leases expiring through the year 2006. Rent expense under the leases was approximately $930,000, $669,000, and $460,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Future rental commitments under noncancelable operating leases aggregate approximately $5,632,000 at December 31, 1995 and are payable as follows (in thousands):

1996                                           $  1,294
1997                                              1,262
1998                                                769
1999                                                405
2000                                                326
2001 and beyond                                   1,576
                                               --------
                                               $  5,632
                                               ========

(12)  Regulatory Examination

   The State of Tennessee Department of Commerce and Insurance (The Examiners) has completed the fieldwork in connection with its regular examination of Midland Risk Insurance Company (MRIC) and Specialty Risk Insurance Company
(SRIC) as of December 31, 1994 and issued its report of findings. The Examiners have questioned the admissibility of certain of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



assets of MRIC and SRIC, including MRIC's $9 million equity investment in SRIC, for statutory capital purposes. The aggregate amount of assets whose admissibility the Examiners questioned was approximately $10 million and $9.6 million at December 31, 1995 and 1994, respectively. Midland's management has responded to the Examiners' report and indicated that it believes the assets should be admitted for statutory capital purposes. In addition, MRIC and SRIC continue to prepare financial statements for statutory reporting purposes, which admit the assets questioned by the Examiners. Midland is unable to determine the outcome, if any, of the matters raised by the Examiners. However, management believes that the affect of not admitting such assets would not materially impact Midland's operations because the resulting impact on Midland's risk-based capital position and capital adequacy ratio is not expected to affect Midland's ability to continue its anticipated level of premium writings.

(13)  Statutory Capital and Surplus

   Statutory accounting practices for insurance companies differ somewhat from generally accepted accounting principles. Reconciliations of statutory capital and surplus and income of MRIC and SRIC, as determined using statutory accounting principles, to the amounts included in the accompanying financial statements is as follows:

                                                                                         At December 31,
                                                                                -----------------------------
                                                                                     1995                1994
-------------------------------------------------------------------------------------------------------------
Combined statutory capital and surplus                                          $  56,588           $  62,558
GAAP adjustments:
   Deferred policy acquisition costs                                                9,617              15,148
   Unrealized appreciation on fixed maturities                                      1,957                  --
   Deferred income taxes                                                            4,051              (5,549)
   Other                                                                              760                 345
                                                                                ---------           ---------
     GAAP stockholders' equity                                                     72,973              72,502

Noninsurance companies adjustments:
   Note payable                                                                   (27,000)            (20,000)
   Other                                                                            2,872               5,292
                                                                                ---------           ---------
     Stockholders' equity as presented herein                                   $  48,845           $  57,794
                                                                                =========           =========

                                                                                   Years Ended December 31,
                                                                                -----------------------------
                                                                                     1995                1994
-------------------------------------------------------------------------------------------------------------
Combined statutory net income (loss)                                            $  (9,617)          $   2,068
GAAP adjustments:
   Deferred policy acquisition costs                                               (5,292)              7,159
   Deferred income taxes                                                            3,200              (2,727)
                                                                                ---------           ---------
      GAAP net income (loss)                                                      (11,709)              6,500

Noninsurance companies adjustments                                                  1,638               1,425
                                                                                ---------           ---------
      Net income (loss) as presented herein                                     $ (10,071)          $   7,925
                                                                                =========           =========

   MRIC cannot declare dividends in excess of the greater of 10% of statutory capital and surplus or the net income for the preceding fiscal year unless approval is obtained from the Tennessee Department of Insurance. In addition, MRIC is required by the State of Tennessee to maintain statutory capital and surplus of at least $2,000,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(14)  Quarterly Financial Data (Unaudited)

   Presented below is unaudited quarterly financial information for 1995 and 1994. The information has been restated for the effect of reclassifying securities in the held to maturity portfolio to the available for sale portfolio during the third quarter of 1995 (see Note 1).

                                                                                     1995
                                                     ---------------------------------------------------------------------
                                                       First              Second               Third              Fourth
                                                      Quarter             Quarter             Quarter             Quarter
--------------------------------------------------------------------------------------------------------------------------
Total investments
  -held to maturity                                  $ 139,330           $ 144,102            $     --           $      --
  -available for sale                                    8,793               8,828             160,203             162,324
Total assets                                           219,977             254,276             287,438             283,531
Total stockholders' equity                              60,407              63,206              58,111              48,845
Total income                                            42,870              50,691              55,321              44,164
Total expenses                                          39,348              47,066              64,554              60,530
Net income (loss)                                        2,609               2,795              (5,723)             (9,752)
Net income (loss) per share                                .48                 .51               (1.05)              (1.81)


                                                                                     1994
                                                     ---------------------------------------------------------------------
                                                       First               Second               Third              Fourth
                                                      Quarter              Quarter             Quarter             Quarter
--------------------------------------------------------------------------------------------------------------------------
Total income                                         $  24,359           $  32,153            $  36,199          $  38,775
Total expenses                                          21,126              28,600               32,287             38,573
Net income                                               2,258               2,454                2,637                576
Net income per share                                       .41                 .45                  .48                .11

(15)  Subsequent Events

   On February 9, 1996, the Company's Board of Directors suspended the policy adopted in August, 1994 of paying a quarterly dividend on its common stock.

   On February 26, 1996, the Company entered into an Agreement and Plan of Merger with Danielson Holding Corporation. The merger agreement was terminated in July 1996.

   Effective March 1, 1996, the Company entered into an Amended and Restated Loan Agreement with its lender, SunTrust Bank of Nashville. This agreement provides for principal payments quarterly June 30, 1996 through June 30, 1998 and interest payments quarterly March 31, 1996 through June 30, 1998. The loan agreement includes new financial covenants, with which management expects to comply.

INDEPENDENT AUDITORS' REPORT


Board of Directors
Midland Financial Group, Inc.:

 We have audited the consolidated balance sheets of Midland Financial Group, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midland Financial Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

 As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994.


                                                        KPMG PEAT MARWICK LLP
Memphis, Tennessee
March 22, 1996, except as to note 12,
which is dated May 31, 1996

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME:                                                        AGE:       POSITION:
Joseph W. McLeary(1)(3)(6).............................       56        Chairman of the Board, Chief Executive Officer and
                                                                        Director

Philip R. Zanone(1)(3).................................       54        Vice Chairman of the Board, Chief Investment Officer and
                                                                        Director

Charles H. Gray, III(1)(3).............................       47        President, Chief Operating Officer and Director

Elena Barham ..........................................       37        Senior Vice President, Chief Financial Officer and
                                                                        Secretary

James E. Farmer........................................       42        Vice President-Underwriting, Executive Vice President of
                                                                        the Company's P&C Subsidiaries

Theodore J. Bender(1)(4)(6)............................       48        Director

Carlos H. Cantu(4).....................................       62        Director

F. Ross Johnson(1)(2)..................................       64        Director

J. Shea Leatherman(2)(4)(5)............................       44        Director

John J. Shea, Jr., M.D.(6).............................       71        Director

Sidney A. Stewart, Jr.(2)(5)...........................       69        Director


---------------------

(1) Member of the Executive Committee.
(2) Member of the Compensation Committee.
(3) Member of the Investment Committee.
(4) Member of the Audit Committee.
(5) Member of the Stock Option Committee.
(6) Member of the Nominating Committee.

Joseph W. McLeary is the Chairman of the Board, Chief Executive Officer and a Director of the Company and has served in these capacities since 1987. Mr. McLeary also serves as a director of Equity Inns, Inc. and SCB Computer Technology, Inc.

Philip R. Zanone has served as the Vice Chairman of the Board and Chief Investment Officer since 1993. From 1987 until 1993, he was President of the Company. He has been a Director since 1987.

Charles H. Gray, III served as the Executive Vice President, Chief Operating Officer and a Director of the Company from 1988 until 1993. Mr. Gray is currently the President and Chief Operating Officer and remains a Director.

Elena Barham was promoted to Senior Vice President and Chief Financial Officer in 1993. From 1988 until 1993 she served as Vice President, Controller and Secretary. She continues to serve as Secretary.

James E. Farmer joined the Company in 1988 as Vice President-Underwriting of the Company's P&C Subsidiaries. In 1993, he was promoted to and currently remains Executive Vice President of the P&C Subsidiaries and Vice President-Underwriting of the Company.

Theodore J. Bender, III, a Director of the Company since 1993 is a Managing Director - Corporate Finance Department of The Robinson-Humphrey Company, Inc., a securities and investment banking firm. Mr. Bender has served in various investment banking capacities over the past 18 years with The Robinson-Humphrey Company, Inc. He serves as a director of The Robinson-Humphrey Company, Inc.

Carlos H. Cantu joined the Company as a Director in 1992. Mr. Cantu is President and Chief Executive Officer and Director of The ServiceMaster Company, L.P., a diversified services firm, and has served in the same capacity since 1986.

F. Ross Johnson joined the Company as a Director in 1995. Mr. Johnson has been the Chairman and Chief Executive Officer of RJM Group, an international management and advisory firm since 1989. Prior to that Mr. Johnson served as Chairman and Chief Executive Officer of RJR Nabisco. He serves on the boards of three other public companies, American Express Company, Archer Daniels Midland Company and National Service Industries, as well as Canadian-based firms, Noma Industries, Power Corporation, Black & McDonald and Bionaire.

J. Shea Leatherman has been a Director of the Company since 1987. Mr. Leatherman has been President of Grant & Leatherman, Inc., a farm management company, and the General Manager of Riverfield Farms, a farming interest located in Mississippi, for more than five years.

Dr. John J. Shea has been a Director of the Company since 1987. Dr. Shea has been the President and a physician at Shea Clinic Corporation for more than five years.

Sidney A. Stewart, Jr. became a Director of the Company in 1992. Mr. Stewart retired from Sedgwick James, Inc., an international insurance agency/brokerage firm, in 1990 after serving as Vice Chairman since 1986. Mr.
Stewart serves as a Director of National Commerce Bancshares Corporation.

Mr. Zanone and Mr. Leatherman are brothers-in-law. Dr. Shea is the uncle of Mr. Leatherman and of Mr. Leatherman's sister, who is the wife of Mr. Zanone. Mr. Johnson is the father of the husband of Mr. Zanone's daughter.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for 1995, 1994 and 1993 of those persons who were at December 31, 1995, (i) the Chief Executive Officer and (ii) the other four most highly compensated executive officers of the Company (the "Named Officers").

                                                                                    Long Term
                                                       Annual Compensation (1)     Compensation
                                                       -------------------         ------------
                                                                                      Options        All Other
    Name and                                           Salary          Bonus          Awards       Compensation
Principal Position                             Year       $              $              #             $  (2)
------------------                             ----    -------         ------         ------       ------------
Joseph W. McLeary,                              1995   250,000          40,000        15,000            5,500
Chairman of the Board and                       1994   150,000             -0-         5,000           15,312
Chief Executive Officer                         1993   100,000          62,500        25,000            3,672

Philip R. Zanone,                               1995   250,000          40,000        15,000            5,500
Vice Chairman and                               1994   150,000             -0-         5,000           17,432
Chief Investment Officer                        1993   100,000          62,500        25,000            2,500

Charles H. Gray, III,                           1995   450,000          80,000        30,000            5,500
President                                       1994   200,000             -0-        10,000           23,578
and Chief Operating Officer                     1993   170,000         190,000        50,000            4,250

Elena Barham,                                   1995   200,000          40,000        12,500            5,500
Senior Vice President,                          1994   125,000             -0-         5,000           15,310
Chief Financial Officer                         1993    76,000          55,000        20,000            3,650
and Secretary

James E. Farmer,                                1995   200,000          40,000        12,500            5,500
Vice President-Underwriting                     1994   105,000             -0-         5,000           10,431
and Asst. Secretary                             1993    75,000          55,000        20,000            2,875

-------------------------

(1) Compensation deferred at election of executive includable in category and year earned.
(2) Includes the matching contributions to the Company's deferred compensation plan as follows for 1994: Mr. McLeary, $12,812, Mr. Zanone, $12,812; Mr. Gray, $18,958; Ms. Barham, $10,810; and Mr.
         Farmer, $9,250; and of contributions to defined contribution plans.

Each of the Named Officers of the Company set forth in the foregoing cash compensation table above is a party to an employment agreement with the Company. The employment agreements between the Company and these Named Officers were renegotiated effective January 1, 1995, and are for terms expiring in December, 1998 for Messrs. McLeary and Zanone and 1999 for Ms. Barham and Messrs. Gray and Farmer, unless terminated sooner in accordance with the provisions of such agreements. In addition, the employment agreements, as amended, provide for minimum annual base salaries as follows: Mr. McLeary-$250,000; Mr. Zanone-$250,000; Mr. Gray-$450,000; Ms. Barham-$200,000; and Mr.
Farmer-$200,000. If an employment agreement were terminated other than for cause, the Company would be required to pay such individual an amount equal to one year's base salary as a severance payment and continue benefits for two years after termination, except for Mr. Gray, whose severance compensation is equal to two times his base salary. The foregoing employment agreements contain certain noncompetition covenants pursuant to which, for a period of one year after termination of employment, Ms. Barham and Mr. Farmer agree not to solicit customers or employees or to disclose confidential information of the Company and each of Messrs. McLeary, Zanone and Gray agree, in addition to the foregoing covenants, not to compete in any manner with the Company.

               OPTION GRANTS, EXERCISES AND FISCAL YEAR END VALUES

No options were granted under the Company's 1989 Incentive Stock Option Plan in 1995; option grants shown below for 1995 were under the Company's 1992 Long-Term Incentive Plan. Shown below is information with respect to the exercised and unexercised options to purchase Common Shares granted in fiscal 1995 and prior years under the 1989 Incentive Stock Option Plan and the 1992 Long-Term Incentive Plan to the Named Officers and held by them at December 31, 1995.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                    POTENTIAL REALIZABLE
                                                    INDIVIDUAL GRANTS                                 VALUE AT ASSUMED
                                               % OF TOTAL                                           ANNUAL RATES OF STOCK
                                              OPTIONS/SARS                                         PRICE APPRECIATION FOR
                             OPTIONS/SARS      GRANTED TO       EXERCISE OR      EXPIRATION              OPTION TERM
                               GRANTED        EMPLOYEES IN       BASE PRICE         DATE       -----------------------------
           Name                   (#)          FISCAL YEAR         ($/SH)           DATE            5%              10%
--------------------------  -------------- ------------------- --------------  --------------- -------------  --------------
Joseph W. McLeary               15,000(1)           13.0              18.75        8/01/00         $ 77,700         $171,750
Philip R. Zanone                15,000(1)           13.0              18.75        8/01/00         $ 77,700         $171,750
Charles H. Gray, III            30,000(1)           26.0              18.75        8/01/00         $155,400         $343,500
Elena Barham                    12,500(1)           10.9              18.75        8/01/00         $ 64,750         $148,125
James E. Farmer                 12,500(1)           10.9              18.75        8/01/00         $ 64,750         $148,125


---------
(1) Options vest ratably over five years from date of grant.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                NUMBER OF               VALUE OF UNEXERCISED
                                                               UNEXERCISED                  IN-THE-MONEY
                                                              OPTIONS/SARS                  OPTIONS/SARS
                         SHARES ACQUIRED     VALUE            AT FY-END (#)                 AT FY END ($)
NAME                      ON EXERCISE (#)  REALIZED ($)  EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                      --------------------------------------------------------------------------------------
Joseph W. McLeary             16,800         240,005           45,700/17,500                  35,326/-0-
Philip R. Zanone              16,800         237,905           45,700/17,500                  35,326/-0-
Charles H. Gray, III             -0-             -0-          104,800/27.200                     -0-/-0-
Elena Barham                   2,800          39,718           32,300/15,000                  24,668/-0-
James E. Farmer                2,800          24,668           29,500/15,000                     -0-/-0-

DIRECTORS' COMPENSATION

Independent directors of the Company receive an annual fee of $30,000, plus travel expenses incurred to attend meetings. Directors who are also officers of the Company do not receive any annual fee for their services as a director. Directors may defer the receipt of all or a portion of their fees under the Company's unfunded deferred compensation program.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors (the "Committee") is composed entirely of independent outside directors. Decisions on compensation of the Company's executives generally are made by the Committee and are reviewed by the full Board (except for decisions about awards under the Company's stock-based compensation plans, which are made solely by an independent committee in order to satisfy Rule 16b-3 under the Securities Exchange Act of
1934). Set forth below is a report submitted by the Committee addressing the Company's compensation policies for 1995 as they affected Joseph W. McLeary, the Company's Chairman of the Board and Chief Executive Officer, Mr. Philip R. Zanone, the Company's Vice-Chairman and Chief Investment Officer, Mr. Charles H. Gray, III, the Company's President and Chief Operating Officer, Ms. Elena Barham, the Company's Senior Vice President, Chief Financial Officer and Secretary, and Mr. James E. Farmer, the Company's Vice President of Underwriting and Assistant Secretary (collectively, the "Named Officers").

The Compensation Committee and the management of the Company are committed to the principle that pay should be commensurate with performance and attainment of predetermined financial and strategic objectives. The base salaries of the Company's executives are contained in long-term employment agreements, but are reviewed each year by the Committee. Through 1994, the Company relied to a large degree on annual incentive programs to motivate the Named Officers to perform to the full extent of their abilities for the benefit of the Company's shareholders and compensated the Named Officers through fixed base salaries somewhat below competitive amounts paid to senior managers in comparable positions along with incentive compensation.

During 1995, the Committee reconsidered this philosophy, with these conclusions:

      (1) Measuring and rewarding the Named Officers based on the short-term annual performance of the Company is inconsistent with the major objective, namely; building long-term shareholder value.

      (2) Annual compensation should represent the appropriate level for Named Officers that competitively compensates them for their performance.

      (3) Long-term compensation in the form of stock options should make up a major share of executive compensation and as a result integrate the rewards to the executive at the same time as the shareholder receives appreciation. Importantly, the appreciation is identical between the Named Officers and the shareholders of the Company. There is no incentive payment until the shareholders get stock appreciation.

The Committee recommended that future stock options have five-year terms, rather than the current 10 years to tighten the focus and to produce improved shareholder value. The compensation program recommended for the Named Officers was intended to accomplish the following:

      (1) Ensure that the Named Officers are properly and competitively compensated for their performance.

      (2) Ensure that their incentives are simple and straightforward and identical to that of the shareholders they serve.

      (3) Ensure that their focus is on the long-term growth in "shareholder value" and that they are not forced to be distracted by short-term situations that an annual incentive system generates.

The Committee negotiated new contracts for the Named Officers including five-year terms for each of Messrs. Gray and Farmer and Ms. Barham and four-year terms for Messrs. McLeary and Zanone. In addition, the Named Officers were awarded five-year stock options during 1995 by the Stock Option Committee.

July 5, 1995          COMPENSATION COMMITTEE

                          J. Shea Leatherman, Chairman
                             Sidney A. Stewart, Jr.
                               F. Ross Johnson

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Leatherman, Stewart and Johnson, all of whom are non-employee directors, served as members of the Compensation Committee during 1995. There were no compensation committee interlocks in 1995, and no insider participated in decisions related to his compensation.

                             STOCK PRICE PERFORMANCE

The following table shows a comparison of cumulative total return to shareholders for the Company's common stock, the Nasdaq Composite Index and Nasdaq insurance company stocks. The table assumes $10,000 invested on December 10, 1992 (the date on which the shares of the Company's common stock were first publicly traded).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

To the best knowledge of the Company, based on information filed with the Securities and Exchange Commission and the Company's stock records, the following table sets forth, as of March 22, 1996, the number of Common Shares beneficially owned by (i) each person who beneficially owns more than 5% of the Common Shares, (ii) directors and persons nominated to become directors of the Company, and Named Officers (as defined hereinafter), and (iii) directors and officers as a group.


         Name and Address                                 Amount and Nature               Percent
           of Beneficial Owner                         of Beneficially Owned (1)         of Class
       --------------------------                      -------------------------         --------
(i)   Fenimore Asset Management, Inc.(2)                       426,550                      7.7

(ii)  John J. Shea, Jr., M.D. (3)                              315,997                      5.7
      Philip R. Zanone (4)(5)                                  441,339                      7.9
      Charles H. Gray, III (5)(6)                              269,333                      4.8
      Joseph W. McLeary (5)(7)                                 177,265                      3.2
      J. Shea Leatherman (8)                                   164,039                      3.0
      Elena Barham (5)                                          69,477                      1.2
      James E. Farmer (5)                                       65,830                      1.2
      Sidney A. Stewart (5)                                     25,150                        *
      F. Ross Johnson (9)                                       33,000                        *
      Carlos H. Cantu (5)                                       15,000                        *
      Theodore J. Bender, III (10)                              14,000                        *

(iii) All Directors and Executive
        Officers as a Group
        (11 persons)                                         1,590,430                     27.0


-------------

*      Less than one percent

(1) Except as indicated in the footnotes set forth below, the persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all Common Shares shown as beneficially owned by them. The numbers shown include the shares that are not currently outstanding but which certain stockholders are entitled to acquire or will be entitled to acquire within sixty (60) days. Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Shares owned by the particular stockholder and by the group, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2) The address of Fenimore Asset Management, Inc. is 118 N. Grand Street, Box 310, Cobleskill, New York, 10243.

(3) Dr. Shea's address is Shea Clinic, 6133 Poplar Pike, P.O. Box 17987, Memphis, Tennessee 38187-0987.

(4) Includes 55,734 shares owned by his wife, Irwin L. Zanone, as to which Mr. Zanone disclaims beneficial ownership; includes 45,700 shares issuable upon the exercise of options granted under the Company's stock option plans; excludes options to purchase 17,500 shares which are not exercisable within the next 60 days.

(5) The address of each of the Company's officers and of Messrs. Cantu and Stewart is Midland Financial Group, Inc., 825 Crossover Lane, Suite 112, Memphis, Tennessee 38117.

(6) Includes 104,800 shares issuable upon the exercise of stock options granted under the Company's stock option plans; excludes options to purchase 27,200 shares that are not exercisable within the next 60 days.

(7) Includes 1,000 shares owned by his wife, Joyce C. McLeary; 44,904 shares owned by McLeary Financial Group, L.P., of which Mr. McLeary is a limited partner; 45,700 shares issuable upon the exercise of stock options granted under the Company's stock option plans; excludes options to purchase 17,500 shares that are not exercisable within the next 60 days.

(8) Mr. Leatherman's address is Route 1, Box 193, Robinsonville, Mississippi 38664.

(9) Mr. Johnson's address is 2660 Peachtree Street, N.W., Atlanta, Georgia 30305. Mr. Johnson's ownership includes 2,000 shares owned by his wife, Laurie Johnson, for which he disclaims beneficial ownership.

(10)   Mr. Bender's address is 3541 Ridgewood Road, Atlanta, Georgia 30327.

Based solely on review of the copies of reporting forms furnished to the Company, or written representations that no forms are required, the Company believes that during 1995 its officers and directors and 10% stockholders complied with all filing requirements for reporting to the Securities and Exchange Commission their ownership and changes in ownership of Common Shares (as required pursuant to Section 16(a) of the Securities and Exchange Act of 1934).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Messrs. McLeary and Zanone each own 7.8% of the outstanding common stock of NewSouth Capital Management, Inc. ("NewSouth"), the investment advisor for the Company's investment portfolio. At December 31, 1995, the Company's portfolio represented 10% of the assets under management by NewSouth, and in 1995 fees paid by the Company to NewSouth totaled $351,000 and represented 4.6% of all fees received by NewSouth during such period. The Company believes that the amount charged by NewSouth to the Company for investment management services is competitive with fees that are charged by NewSouth and other managers for portfolios of similar size and with similar objectives. The Company may elect to diversify its portfolio management in the future.

In the opinion of management, the foregoing transactions with affiliates were made under terms that were no less favorable to the Company than those that could have been obtained from unaffiliated third parties. In the future, the Company will not enter into any transactions with officers, directors, 5% stockholders or affiliates unless the terms are no less favorable to the Company than those that could be obtained from unaffiliated third parties and the transactions are approved by a majority of the Company's directors, including a majority of the disinterested directors.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Consolidated Financial Statements

       Financial Statements included herein beginning on page 20.:

       Consolidated Balance Sheets, as of December 31, 1995 and December
       31, 1994.

       Consolidated Statements of Income (Loss) for the years ended December 31, 1995, December 31, 1994 and December 31, 1993.

       Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

       Consolidated Statements of Cash Flows for the years ended December 31, 1995, December 31, 1994 and December 31, 1993.

       Notes to Consolidated Financial Statements.

       Independent Auditors' Report.

(a)  2. Financial statement schedules.

       Independent Auditors' Report
       Schedule I-Summary of investments
       Schedule II-Condensed financial information of registrant
       Schedule IV-Reinsurance

       All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(a) 3. Exhibits. See Index to Exhibits following the financial statement schedules below.

(b)    Reports on Form 8-K.

There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1995.

A Current Report on Form 8-K was filed on February 28, 1996, relating to the execution of an Agreement and Plan of Merger dated February 26, 1996 by and among the Company and Danielson Holding Corporation, a Delaware corporation, and its wholly-owned subsidiary (the "Agreement"). Upon consummation of the transaction, the Company will become a wholly-owned subsidiary of Danielson Holding Corporation. The Agreement provides for holders of the Company's common stock to receive consideration of 1.6 times audited book value at December 31, 1995 in a combination of cash, preferred stock and common stock of Danielson Holding Corporation. Subject to the receipt of the requisite shareholder approvals, other required approvals and the satisfaction or waiver by the parties of all conditions of the Agreement, the Company anticipates completion of the merger during the second quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 1997.

       MIDLAND FINANCIAL GROUP, INC.
       (Registrant)

/s/ Joseph W. McLeary
-------------------------------------------------
By:  Joseph W. McLeary, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                          TITLE                                         DATE
/s/ Joseph W. McLeary                       Chairman of the Board                                Jamuary 14, 1997
-------------------------------             and Chief Executive Officer
Joseph W. McLeary                           (Principal Executive Officer)

/s/ Philip R. Zanone                        Vice Chairman, Chief                                 Jamuary 14, 1997
-------------------------------
Philip R. Zanone                            Investment Officer and Director


/s/ Charles H. Gray, III                    President, Chief Operating                           Jamuary 14, 1997
-------------------------------
Charles H. Gray, III                        Officer and Director


/s/ Elena Barham                            Senior Vice President,                               Jamuary 14, 1997
-------------------------------             Chief Financial Officer,
Elena Barham                                and Secretary (Principal Financial Officer)

                                            Director                                             Jamuary 14, 1997
-------------------------------
F. Ross Johnson

/s/ J. Shea Leatherman                      Director                                             Jamuary 14, 1997
-------------------------------
J. Shea Leatherman

/s/ John J. Shea, Jr.                       Director                                             Jamuary 14, 1997
-------------------------------
Dr. John J. Shea, Jr.

                                            Director                                             Jamuary 14, 1997
-------------------------------
Theodore J. Bender
                                            Director                                             Jamuary 14, 1997
-------------------------------
Carlos H. Cantu

/s/ Sidney A. Stewart, Jr.                  Director                                             Jamuary 14, 1997
-------------------------------
Sidney A. Stewart, Jr.

                          Independent Auditors' Report

The Board of Directors
Midland Financial Group, Inc.:

Under date of March 22, 1996, except as to note 12, which is dated May 31, 1996, we reported on the consolidated balance sheets of Midland Financial Group, Inc. and subsidiaries, as of December 31, 1995 and 1994, and the related consolidated statements of income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained herein. Our report refers to changes in accounting principles related to the adoption in 1994 of the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year
1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP

Memphis, Tennessee
March 22, 1996, except as to
  note 12, which is dated
  May 31, 1996

                                                                      SCHEDULE I

                          MIDLAND FINANCIAL GROUP, INC.
       SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                                                 Amount at
                                                                                                which shown
                                                                                                   in the
                                                                                 Fair              balance
Type of Investment                                               Cost            value              sheet
                                                               --------        --------          ----------
FIXED MATURITIES:
Bonds:
 United States Government and government
  agencies                                                     $  1,207        $  1,215           $  1,215
 Municipalities                                                  83,838          85,266             85,266
 All other corporate bonds                                       19,722          19,810             19,810
Redeemable preferred stock                                       41,870          42,625             42,625
                                                               --------        --------           --------
 Total fixed maturities                                         146,637         148,916            148,916
                                                               --------        --------           --------

EQUITY SECURITIES:

Common stock                                                     13,039          13,408             13,408
                                                               --------        --------           --------


     Total equity securities                                     13,039          13,408             13,408
                                                               --------        --------           --------

     Total Investments                                         $159,676        $162,324           $162,324
                                                               ========        ========           ========


                                                                     SCHEDULE II
                                                                     PAGE 1 OF 5

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          MIDLAND FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                      1995                 1994
                                                                      ----                 ----
                                                      ASSETS
Investments in subsidiaries                                        $76,671               $74,425
Cash and equivalents                                                 1,869                    29
Securities available for sale                                         --                   6,732
Due from affiliates                                                   --                  13,365
Furniture and equipment                                              2,167                 1,335
Notes receivable                                                     1,651                 1,756
Other assets                                                         1,049                   916
Deferred income taxes                                                  125                  --
Income taxes recoverable                                             1,470                   235
                                                                   -------               -------
                                                                   $85,002               $98,793
                                                                   =======               =======





                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                      $27,000               $40,000
Due to affiliates                                                    7,212                  --
Accrued expenses                                                     1,945                   559
Income taxes payable                                                  --                     440
                                                                   -------               -------

                                                                    36,157                40,999
                                                                   -------               -------

STOCKHOLDERS' EQUITY:
Common stock                                                        39,420                39,258
Additional paid-in capital                                           1,887                 1,887
Retained earnings                                                    5,796                16,943
Unrealized appreciation (depreciation) of
  securities available for sale                                      1,742                  (294)
                                                                   -------               -------
         Total stockholders' equity                                 48,845                57,794
                                                                   -------               -------
                                                                   $85,002               $98,793
                                                                   =======               =======

            See accompanying note to condensed financial statements.

                                                                     SCHEDULE II
                                                                     PAGE 2 OF 5

                          MIDLAND FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                 1995            1994               1993
                                                               --------        ---------          -------
Income:
  Investment income                                            $  1,929        $    652           $    186

  Net realized securities gain                                     --              --                  186

  Management fees                                                 1,284             695                552

  Other                                                            --                 7                 58
                                                               --------        --------           --------

                                                                  3,213           1,354                982
                                                               --------        --------           --------



Expenses:

  General and administrative                                      1,908             173                266

  Interest expense                                                1,859             924               --
                                                               --------        --------           --------

                                                                  3,767           1,097                266
                                                               --------        --------           --------

       Income (loss) before income taxes and equity interests      (554)            257                716



Income tax provision                                               (114)           (283)              (254)
                                                               --------        --------           --------

       Income (loss) before equity interests                       (668)            (26)               462

Equity interests                                                     (6)              5                  6
                                                               --------        --------           --------

       Net income (loss) before equity in undistributed

        income of subsidiaries                                     (674)            (21)               468

Equity in undistributed income of subsidiaries                   (9,397)          7,946              6,600
                                                               --------        --------           --------

       Net income (loss)                                       $(10,071)       $  7,925           $  7,068
                                                               ========        ========           ========




            See accompanying note to condensed financial statements.

                                                                     SCHEDULE II
                                                                     PAGE 3 OF 5

                MIDLAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                Common Stock
                                          -----------------------
                                            Shares                      Additional                       Unrealized
                                          issued and                     paid-in        Retained        appreciation
                                          outstanding      Amount        capital        earnings       (depreciation)      Total
                                          -----------      ------        -------        --------       --------------      -----
Balances at
  December 31, 1992                        4,346,123    $  35,392       $   1,887      $   2,483         $     118      $  39,880

Net income                                      --           --              --            7,068              --            7,068
Warrants exercised                           872,505        3,429            --             --                --            3,429
Options exercised                             70,686          231            --             --                --              231
Appreciation of
   equity securities                            --           --              --             --                  12             12


Balances at
   December 31, 1993                       5,289,314       39,052           1,887          9,551               130         50,620

Net income                                      --           --              --            7,925              --            7,925
Cash dividends paid
   ($.10 per share)                             --           --              --             (533)             --             (533)
Options exercised                             14,000           46            --             --                --               46
Warrants exercised                            40,908          160            --             --                --              160
Change in fair value
   of securities available
   for sale net of tax
   of $231                                      --           --              --             --                (424)          (424)
                                           ---------    ---------       ---------      ---------         ---------      ---------

Balances at
   December 31, 1994                       5,344,222       39,258           1,887         16,943              (294)        57,794


Net loss                                        --           --              --          (10,071)             --          (10,071)
Cash dividends paid
   ($.20 per share)                             --           --              --           (1,076)             --           (1,076)
Options exercised                             44,800          162            --             --                --              162
Change in fair value
   of securities available
   for sale net of tax
   of $1,058                                    --           --              --             --               2,036          2,036
                                           ---------    ---------       ---------      ---------         ---------      ---------

Balances at
   December 31, 1995                       5,389,022    $  39,420       $   1,887      $   5,796         $   1,742      $  48,845
                                           =========    =========       =========      =========         =========      =========


           See accompanying notes to condensed financial statements.

                                                                     SCHEDULE II
                                                                     PAGE 4 OF 5

                          MIDLAND FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31 1995, 1994, AND 1993
                                 (IN THOUSANDS)

                                                                 1995            1994               1993
                                                                 ----            ----               ----
Cash flows from operating activities:
  Net income (loss)                                            $(10,071)       $  7,925           $  7,068
  Gain on investments                                              --              --                 (186)
Changes in assets and liabilities:
  Other assets                                                     (133)           (779)               390
  Accrued expenses and other liabilities                          1,386                                549(11)
  Income taxes payable                                           (1,800)            505               (429)
  Other noncash items                                               137              51                 18
                                                               --------        --------           --------

Net cash provided by (used in) operating
  activities                                                    (10,481)       $  8,251              6,850
                                                               --------        --------           --------

Cash flows from investing activities:
  Investment in subsidiaries                                     (2,246)        (17,512)           (18,659)
  Purchases of investments                                         --            (7,429)            (8,985)
  Sales of investments                                            6,732           5,720              3,811
  Fixed asset additions                                             945            (655)              (260)
  Other                                                             126              (6)              (100)
                                                               --------        --------           --------

Net cash provided by (used in) investing
  activities                                                      5,557         (19,976)           (24,099)
                                                               --------        --------           --------

Cash flows from financing activities:
  Proceeds from credit facility                                  10,000          30,000             20,000
  Notes receivable                                                  102            (177)            (1,579)
   Proceeds from exercise of common
     stock warrants and options                                     162             206              3,660
  Repayment of debt                                             (23,000)        (10,000)              --
  Loans to affiliates                                            20,576         (10,330)            (2,244)
  Dividends to stockholders                                      (1,076)           (533)
                                                               --------        --------           --------

Net cash provided by financing
  activities                                                      6,764           9,166             19,837
                                                               --------        --------           --------

Increase (decrease) in cash                                       1,840          (2,559)             2,588
Cash at beginning of year                                            29           2,588                  0
                                                               --------        --------           --------
Cash at end of year                                            $  1,869        $     29           $  2,588
                                                               ========        ========           ========

            See accompanying note to condensed financial statements.

                                                                     SCHEDULE II
                                                                     PAGE 5 OF 5

                          MIDLAND FINANCIAL GROUP, INC.
                              (PARENT COMPANY ONLY)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     NOTE TO CONDENSED FINANCIAL STATEMENTS

(1) The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of Midland Financial Group, Inc. and subsidiaries as of December 31, 1995 and 1994 and for the three year period ended December 31, 1995.

                                                                     SCHEDULE IV

                          MIDLAND FINANCIAL GROUP, INC.
                                   REINSURANCE
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                   (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                         Assumed                     Percentage
                                                        Ceded to          from                       of amount
                                              Direct      other           other          Net          assumed
                                              amount    companies       companies      amount          to net
                                              ------    ---------       ---------      ------          ------
Year Ended December 31,
  1995:
Premiums
Property casualty                            $ 175,226     17,719          14,887       172,394            8.64
                                             ---------   --------       ---------     ---------       ---------

Total                                        $ 175,226     17,719          14,887       172,394            8.64
                                             =========   ========       =========     =========       =========



Year ended December 31,
  1994:
Premiums

Property casualty                            $ 117,738     10,801          11,281       118,218            9.54
                                             ---------   --------       ---------     ---------       ---------

Total                                        $ 117,738     10,801          11,281       118,218            9.54
                                             =========   ========       =========     =========       =========






Year ended December 31,
  1993:
Premiums

Property casualty                            $  78,329     25,461           2,402        55,272            4.35
                                             ---------   --------       ---------     ---------       ---------

Total                                        $  78,329     25,429           2,402        55,272            4.35
                                             =========   ========       =========     =========       =========

                                  EXHIBIT INDEX

NUMBER ASSIGNED
IN REGULATION
S-K, ITEM 601                          DESCRIPTION OF EXHIBIT


(3)     3.1   Restated Charter (1) (3.1)

        3.2   Bylaws, as amended (3)

(4)     4.1   Specimen Common Stock Certificate (1) (4.1)

(10)   10.1   Tax Allocation Agreement, dated May 1, 1988, by and among
              Midland Financial Group, Inc. and Memphis Fire Insurance Company,
              Midland Risk Services, Inc. and Delta Claims, Inc. (1) (10.2)

       10.2 Expense Allocation Agreement by and among Midland Financial Group, Inc., Midland Risk Insurance Company, Specialty Risk Insurance Company, Midland Risk Services, Inc., Agents Financial Services, Inc., and Delta Claims Service, Inc., dated January 1, 1994. (2) (10.47)

       10.3 Tax Allocation Agreement by and among Midland Financial Group, Inc. and Midland Risk Insurance Company and Specialty Risk Insurance Company, dated January 1, 1994.(2) (10.48)

       10.4 General Agency Agreement, dated July 15, 1991, by and between Midland Risk Services--Louisiana, Inc. and Midland Risk Insurance Company. (1) (10.23)

       10.5 General Agency Agreement, dated September 5, 1991, by and between Midland Risk Services--Arizona, Inc. and Midland Risk Insurance Company as amended. (1) (10.29)

       10.6 General Agency Agreement, dated January 1, 1989, by and between Midland Risk Services, Inc. and Midland Risk Insurance Company.
              (1) (10.30)

       10.7 General Agency Agreement, dated July 2, 1992, by and between Midland Risk Services--Texas, Inc. and Midland Risk Insurance Company as amended. (1) (10.31)

       10.8 General Agency Agreement, dated January 23, 1990, by and between National Specialty Lines, Inc. and Midland Risk Insurance Company as amended. (1) (10.32)

       10.9 General Agency Agreement, dated October 1, 1991, by and between Strickland General Agency, Inc. and Midland Risk Insurance Company as amended. (1) (10.33)

       10.10 General Agency Agreement dated March 1, 1994, by and between Midland Risk Insurance Company, Specialty Risk Insurance Company and Midland Risk Services-Tennessee, Inc. (3)

       10.11 General Agency Agreement dated January 1, 1995, by and between Midland Risk Insurance Company and Arkansas General Agency, Inc.
              (3)

       10.12 Quota Share Reinsurance Contract effective September 30, 1995 by and between Midland Risk Insurance Company, Specialty Risk Insurance Company and Kemper Reinsurance Company. (3)

       10.13 Amended and Restated Loan Agreement between Midland Financial Group, Inc. and SunTrust Bank (f/k/a Third National Bank) in Nashville and related Promissory Note, dated April 13, 1995. (3)

       10.14 First Amendment to Amended and Restated Loan Agreement between Midland Financial Group, Inc. and SunTrust Bank, Nashville, National Association (f/k/a Third National Bank), and related First Amendment to Amended and Restated Promissory Note, dated March 1, 1996. (3)

       10.15 Stock Pledge Agreement between Midland Financial Group, Inc. and SunTrust Bank (f/k/a Third National Bank) in Nashville, dated April 13, 1995. (3)

       10.16 Stock Pledge Agreement between Midland Risk Insurance Company and SunTrust Bank (f/k/a Third National Bank) in Nashville, dated December 27, 1993. (3)

       10.17 Amended and Restated Stock Pledge Agreement between Midland Risk Services, Inc. and SunTrust Bank (f/k/a Third National Bank) in Nashville, dated April 13, 1995. (3)

       10.18 Amended and Restated Stock Pledge Agreement between Agents Financial Services- Tennessee, Inc. and SunTrust Bank (f/k/a Third National Bank) in Nashville, dated April 13, 1995. (3)

       10.19 Amended and Restated Stock Pledge Agreement between Midland Risk Services-Louisiana, Inc. and SunTrust Bank (f/k/a Third National
              Bank) in Nashville, dated April 13, 1995. (3)

       10.20 Acknowledgement and Consent of Pledgors in favor of SunTrust Bank, Nashville, National Association (f/k/a Third National Bank) related to First Amendment to Amended and Restated Loan Agreement and First Amendment to Amended and Restated Promissory Note dated March 1, 1996. (3)

       10.21 Lease Agreement, as amended, dated September 9, 1991, between Weston Management Company and Midland Financial Group, Inc. (1) (10.7)

       10.22 Modifications and Ratifications of Lease between Weston Management Company as manager for Metropolitan Life Insurance Company and Midland Financial Group, Inc., dated June 1, 1994 and November 4, 1994. (2) (10.44)

       10.23 Lease Agreement dated May 17, 1995, by and between Boyle Investment Company and Midland Financial Group, Inc. (3)

       MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS, ETC.

       10.24 Form of Warrant to Purchase Common Shares issued in connection with an offering of Series A Preferred Stock by the Company. (1) (10.11)

       10.25 Agreement to Issue Stock Warrants, dated November 24, 1992 by and among Michael A. Robinson, MARCo Holdings, L.P., the Company and its Directors. (1) (10.61)

       10.26  1989 Incentive Stock Option Plan, dated April 21, 1981. (1) (10.9)

       10.27  Form of Incentive Stock Option Agreement. (1) (10.10)

       10.28 Midland Companies' Employee Savings Plan and Trust Summary Plan Description effective January 1, 1991. (1) (10.12)

       10.29 Form of Employment Agreement between Midland Financial Group, Inc. and Joseph W. McLeary. (3)

       10.30 Form of Employment Agreement between Midland Financial Group, Inc. and Philip R. Zanone. (3)

       10.31 Form of Employment Agreement between Midland Financial Group, Inc. and Charles Henry Gray, III. (3)

       10.32 Form of Employment Agreement between Midland Financial Group, Inc. and James E. Farmer. (3)

       10.33 Form of Employment Agreement between Midland Financial Group, Inc. and Elena Barham. (3)

       10.34  1992 Long-Term Incentive Plan. (1) (10.58)

       10.35  Form of Incentive Stock Option Agreement. (1) (10.59)

       10.36  Form of Non-Qualified Option Agreement. (1) (10.60)

       10.37 Midland Companies Director and Executive Cash or Deferred Compensation Plan, dated April 1, 1994. (2) (10.74)

(11)   11.1   Statement re Computation of Per Share Earnings.

(21)   21.1   Subsidiaries of Registrant

(23)   23.1   Consent of KPMG Peat Marwick LLP

(28)   28.1   Schedule P-Analysis of Losses and Loss Expenses from the Annual
              Statement for the year 1995 of Midland Risk Insurance Company and
              Subsidiary. (3)

------------

(1) Incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-53360 of registrant, effective December 10, 1992. (Exhibit number in Form S-1 is set forth in italics)

(2) Incorporated by reference from the Exhibits to Annual Report on Form 10-K for the year ended December 31, 1994. (Exhibit number, if different in 1994 10-K, is set forth in italics).

(3) Filed with Annual Report on Form 10-K for the year ended December 31, 1995, originally filed with the commission on March 1, 1996.