Form 10-Q/A
period 1996-09-30
MIDLAND FINANCIAL GROUP INC
filed 1997-01-14
CIK 879522

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                    20549
                                 Form 10-Q/A



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

      Losses for the quarter ended September 30, 1996, were lower than losses for the same period of 1995 due to the personal auto cession of 30% during 1996 and the 100% cession of commercial business for losses occurring subsequent to June 30, 1996. The loss ratio, however, increased to 108.8% from 94.8% for the quarters ended September 30, 1996, and 1995, respectively, and up from 83.6% at June 30, 1996, due to the continued effects of the in-force policies from unprofitable programs written in 1995 and loss development on discontinued commercial auto programs. The loss ratio for the first nine-months of 1996 was 90.01% compared to 81.6% for the same period of 1995 due to the effects of the same. As previously disclosed, the Company eliminated its full coverage personal automobile program in California and tightened controls over full coverage in Arizona in late 1995 after experiencing significant increases in premium volume and a deterioration in results from these programs. A number of the policies written in these programs remained in force into 1996 with expiration dates through October 31, 1996.

      The Company's loss ratio continued to show the negative effects of these policies through September 30, 1996. Also, as the Company previously disclosed it eliminated certain of its commercial automobile programs in Texas and Illinois in 1995 and early 1996. During the third quarter of 1996 the Company substantially completed an extensive file review and its in-house actuary completed a thorough analysis of all its commercial automobile programs. These reviews resulted in a $6 million increase in prior year loss reserves related to commercial programs. The Company entered into a reinsurance agreement effective July 1, 1996 to cede 100% of its risk on all commercial policies in force at June 30, 1996 to a major reinsurer.

      Policy acquisition costs for the quarter and first nine months ended September 30, 1996, decreased compared to the same periods of 1995 due to the decrease in premium and the effects of ceding commission income. During the third quarter of 1996, the results of an in-house actuarial review of the Company's personal automobile programs resulted in an estimated premium deficiency of approximately 3%. As a result, the Company wrote off $1.5 million of deferred policy acquisition costs.
      This write-off was offset by ceding commission income of $2.4 million received in conjunction with the 100% commercial reinsurance program effective July 1, 1996. The expense ratio for the quarter and first nine months of 1996 were to 24.7% and 23.4% compared to 30.0% and 26.0% for the year earlier periods, respectively.

      During 1995, the Company utilized catastrophe insurance futures and options to help manage the Company's risk from catastrophic losses. All contracts open at December 31, 1995 were closed in 1996 and the Company has not utilized this program in 1996.

      Liquidity and Capital Resources
      -------------------------------

      As a result of the net loss for the quarter ended September 30, 1996, the Company is in default of certain financial covenants under its bank credit facility. The lender has requested to be paid in full at March 31, 1997. Due to the current dividend restrictions on the Company's insurance subsidiaries, the Company will be unable to meet its 1997 debt service requirements without receiving special regulatory approval to dividend capital out of its insurance subsidiaries to the Company. Management anticipates that the Progressive transaction described in Note 2 will be consummated and the debt paid prior to March 31, 1997.

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

Item 5.  Other Information.

Item 6a.
      Exhibits and Reports in Form 8-K.

a)    Exhibits required by item 601 of Regulations S-K.
      * 11.1 Statement Regarding Computation of Net Income Per share.
      * 27   Financial Data Schedule (SEC use only)
      -----------
      * Previously filed.

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



                                          Midland Financial Group, Inc.
                                                  (Registrant)




January 14, 1997                           /s/ Joseph W. McLeary
                                           ---------------------------------
                                           By: Joseph W. McLeary
                                           Chairman and CEO



January 14, 1997                           /s/ Elena Barham
                                           ---------------------------------
                                           By: Elena Barham
                                           Senior Vice-President and
                                           Chief Financial Officer