Form 10-Q/A
period 1996-03-31
MIDLAND FINANCIAL GROUP INC
filed 1997-02-06
CIK 879522

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
                                                      (in thousands)

                                                                 (Unaudited)
        ASSETS                                                    March 31,              Dec. 31,
        ------                                                       1996                   1995
                                                                  ---------              --------
                                                                (as restated)
Cash and equivalents                                               $  3,925              $ 12,479
Investments available for sale
   at fair value
Equity securities                                                    14,838                13,408
Fixed maturities                                                    147,163               148,916
                                                                    -------               -------
                                                                    162,001               162,324

Receivables:
  Agents and insureds                                                38,473                39,741
  Finance contracts receivable                                          282                   365
  Reinsurance receivables
   - direct                                                          18,570                17,165
   - assumed                                                            432                   654
Prepaid Reinsurance Premium                                          21,408                21,207
Accrued investment income                                             2,067                 2,296
Deferred policy acq. costs                                            9,440                 9,617
Net furniture, equip, fixtures                                        3,334                 3,398
Notes receivable                                                      2,743                 2,158
Subsidiary investments                                                2,267                   293
Deferred income taxes                                                 4,350                 3,813
Income taxes recoverable                                              6,746                 5,414
Other Assets                                                          4,659                 2,607
                                                                   --------              --------
Total Assets                                                       $280,697              $283,531
                                                                   ========              ========

     TOTAL LIABILITIES
     -----------------

Unpaid losses and loss adjustment expenses                         $111,016              $104,516
Unearned premiums and fees - direct                                  78,710                77,311
                           - assumed                                  3,172                 5,162
Due to reinsurers                                                     3,473                 7,946
Notes payable and other debt                                         26,000                27,000
Accrued premium taxes and other expenses                              9,923                12,751
                                                                    -------               -------
Total Liabilities                                                   232,294               234,686
                                                                    -------               -------
Common stock                                                         41,625                39,420
Additional paid-in capital                                            1,887                 1,887
Retained earnings                                                     4,176                 5,796
Unrealized depr. on equity                                              715                 1,742
                                                                    -------               -------

Total Equity                                                         48,403                48,845
                                                                    -------              --------
Total Liabilities and Equity                                       $280,697              $283,531
                                                                    =======              ========

                         MIDLAND FINANCIAL GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)



                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                      1996                 1995
                                                                    --------            ---------
                                                                  (as restated)
Gross premiums written                                              $ 51,890             $ 49,083
                                                                    ========             ========
Net premiums written                                                $ 38,271             $ 48,293
                                                                    ========             ========

Income:
  Premiums earned                                                   $ 39,064             $ 38,787
  Commissions and policy fees                                          3,080                1,983
  Investment income                                                    2,159                2,064
  Net realized investment gains                                          407                  (30)
  Other income                                                            21                   66
                                                                     -------              -------
                                                                      44,731               42,870
                                                                     -------              -------
Expenses:
  Losses and loss adjustment expenses                                 35,447               27,786
  Policy acquisition costs                                             9,746                9,671
  Operating expenses                                                   1,755                1,458
  Interest                                                               629                  402
  Amortization of intangible assets                                       36                   31
                                                                     -------              -------
                                                                      47,613               39,348
                                                                     -------              -------
Income (loss) before provision for income
  taxes and equity interests                                          (2,882)               3,522
Income tax provision (benefit)                                        (1,247)                 879
                                                                     -------              -------

Income (loss) before equity interests                                 (1,635)               2,643
Equity interests                                                          15                   34
                                                                     -------              -------
Net income (loss)                                                    $(1,650)             $ 2,609
                                                                     =======              =======


Net income (loss) per common share                                   $  (.29)             $   .48
                                                                     =======              =======

Weighted average common shares
   outstanding                                                         5,567                5,462
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


2.       Subsequent Events

         On November 6, 1996, the Company entered an Agreement and Plan of Merger with The Progressive Corporation ("Progressive"). Under the agreement, Progressive will acquire all of the Company's outstanding stock at a price of $9.00 per share in cash. The transaction is expected to be completed during the first quarter of 1997, subject to a regulatory approval.

         In January 1997, the Company determined that its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and
         September 30, 1996 should be amended to reflect the inadvertent omission of certain loss data from the actuarial analysis performed as of March 31, and June 30, 1996, aggregating $3.3 million of incurred commercial automobile liability losses and loss adjustment expenses. The accompanying unaudited consolidated financial statements for the quarter ended March 31, 1996 have been revised to reflect a $3.3 million increase to loss and loss adjustment expense reserves.

         As a result of the restatement of the accompanying unaudited consolidated financial statements for the quarter ended March
         31, 1996, the Company was in default of certain financial covenants under its bank credit facility at March 31, 1996.

         The lender has requested to be paid in full at March 31, 1997. Due to the current dividend restrictions on the Company's insurance subsidiaries, the Company will be unable to meet its 1997 debt service requirements without receiving special regulatory approval to dividend capital out of its insurance subsidiaries to the Company. Management anticipates that the Progressive transaction will be consummated and the debt paid prior to March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1996 has been revised to reflect the effect of the restatement discussed in Note 2 to the accompanying unaudited consolidated financial statements.

Changes in Financial Condition March 31, 1996, as restated, compared to December 31, 1995.

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

Results of Operations for the quarter ended March 31, 1996, as restated, compared to the quarter ended March 31, 1995.

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

         The Company expanded certain of its personal automobile programs during late 1994 and 1995, but experienced unfavorable results. Certain of those programs have been eliminated, rate increases have been or are being implemented and underwriting guidelines have been tightened. As a result, the Company expects 1996 personal automobile premiums to decline as compared to 1995.

         The Company also ceased to offer certain of its commercial automobile programs and consolidated its commercial lines underwriting operations. These programs will be closely monitored and re-evaluated throughout 1996.

         Fee income for the quarter increased by 55% as compared to the same quarter of the prior year due to rate increases implemented in 1995 and due to fees generated from direct bill policies. During 1994, a large percentage of the Company's business was agency billed business, but the accounts were substantially converted to direct bill in late 1994 and 1995.

         Losses and loss adjustment expenses for the quarter ended March 31, 1996 increased by 28% as compared to the same period of 1995. This increase was mitigated by the utilization of reinsurance during 1996. The loss ratio increased from 71.6% at March 31, 1995, when the Company retained 98% of its premiums written to 90.7% at March 31, 1996, net of reinsurance. The Company experienced adverse loss results on certain of its personal and commercial automobile programs during the second half of 1995 and during the first quarter of 1996. The Company's loss and loss adjustment expense reserves have been established at levels consistent with the prior year end.

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

Liquidity and Capital Resources

    As a result of the restatement of the accompanying unaudited consolidated financial statements for the quarter ended March 31, 1996, the Company was in default of certain financial covenants under its bank credit facility at March 31, 1996.

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


                                  Midland Financial Group, Inc.
                                   (Registrant)




February 3, 1997                  /s/  Joseph W. McLeary
                                  --------------------------------------------
                                  By:  Joseph W. McLeary
                                       Chairman and CEO




February 3, 1997                  /s/ Elena Barham
                                  --------------------------------------------
                                  By:  Elena Barham
                                       Senior Vice-President and
                                       Chief Financial Officer