Form 10-Q/A
period 1996-06-30
MIDLAND FINANCIAL GROUP INC
filed 1997-02-06
CIK 879522

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
                                 (in thousands)

(Unaudited)

                                                                    June 30,              Dec. 31,
        ASSETS                                                        1996                  1995
        -------                                                     --------             ---------
                                                                 (as restated)
Cash and short term investments                                     $ (1,809)            $ 12,479
Investments held for resale                                          162,994              162,324
                                                                    --------             --------
                                                                     161,185              174,803

Agent and direct bill receivables                                     35,228               39,741
Finance contracts receivable                                             273                  365
Reinsurance recoverable                                               29,167               17,819
Prepaid reinsurance premium                                           21,224               21,207
Accrued interest receivable                                            2,289                2,296
Deferred policy acq. costs                                            11,079                9,617
Furniture, equip, fixtures, net                                        3,462                3,398
Intangibles, net                                                       2,968                  571
Notes receivable                                                       2,726                2,158
Subsidiary investments                                                   300                  293
Income taxes recoverable                                               9,773                9,227
Other assets                                                           4,991                2,036
                                                                    --------             --------
Total Assets                                                        $284,665             $283,531
                                                                    ========             ========

         LIABILITIES
         -----------

Unpaid losses and loss adjustment expense                           $110,089             $104,516
Unearned premiums and fees                                            80,906               82,473
Due to reinsurers                                                     11,286                7,946
Notes payable                                                         26,000               27,000
Accrued premium taxes and other expenses                               7,617               12,751
                                                                    --------             --------
Total Liabilities                                                    235,898              234,686
                                                                    --------             --------

         EQUITY
         ------

Common stock                                                          41,625               39,420
Additional paid-in capital                                             1,887                1,887
Retained earnings                                                      5,036                5,796
Unrealized appreciation on equity securities                             219                1,742
                                                                    --------             --------
Total Equity                                                          48,767               48,845
                                                                    --------             --------
Total Liabilities and Equity                                        $284,665             $283,531
                                                                    ========             ========

                         MIDLAND FINANCIAL GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                  Three Months Ended                    Six Months Ended
                                                       June 30,                             June 30,
                                               -------------------------           -----------------------
                                                 1996             1995                1996         1995
                                               --------         --------           ---------     ---------
                                                                                 (as restated)
Gross premiums written                         $ 51,872         $ 57,577           $ 103,762     $ 106,660
                                               ========         ========           =========     =========
Net premiums written                           $ 38,174         $ 55,788           $  76,445     $ 104,081
                                               ========         ========           =========     =========
Income:
  Premiums earned                              $ 38,965         $ 45,078           $  78,029     $  83,865
  Policy fees                                     3,250            2,775               6,330         4,758
  Investment income                               2,338            2,753               4,497         4,817
  Net realized investment gains                      37               36                 444             6
  Other income                                       18               49                  39           115
                                               --------         --------           ---------     ---------
                                                 44,608           50,691              89,339        93,561
                                               --------         --------           ---------     ---------
Expenses:

  Losses & loss adjustment exp.                  32,593           34,174              68,040        61,960
  Policy acquisition costs                        9,180           11,351              18,926        21,022
  Operating expenses                              1,652            1,126               3,407         2,585
  Interest                                          582              378               1,211           780
  Amort. of intangible assets                        38               37                  74            68
                                               --------         --------           ---------     ---------
                                                 44,045           47,066              91,658        86,415
                                               --------         --------           ---------     ---------
Income (loss) before provision for
   income taxes and equity interest                 563            3,625              (2,319)        7,146
Income tax provision
   (benefit)                                       (327)             740              (1,574)        1,619
                                               --------         --------           ---------     ---------


Income (loss) before equity interests               890            2,885                (745)        5,527
Equity interests                                      -              (90)                (15)         (123)
                                               --------         --------           ---------     ---------

Net income (loss)                              $    890         $  2,795           $    (760)     $  5,404
                                               ========         ========           =========      ========

Net income (loss) per common share             $    .16         $    .51           $    (.14)      $   .99
                                               ========         ========           =========      ========

Weighted average common shares
   outstanding                                    5,567            5,468               5,567         5,466
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

         In January 1997, the Company determined that its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and
         September 30, 1996 should be amended to reflect the inadvertent omission of certain loss data from the actuarial analysis performed as of March 31, and June 30, 1996, aggregating $3.3 million of incurred commercial automobile liability losses and loss adjustment expenses. The accompanying unaudited consolidated financial statements for the six months ended June 30, 1996 have been revised to reflect a $3.3 million increase to loss and loss adjustment expense reserves.

         As a result of the restatement of the accompanying unaudited consolidated financial statements for the six-month period ended June 30, 1996, the Company was in default of certain financial covenants under its bank credit facility at June 30, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's Discussion and Analysis of Financial Conditions and Results of Operations as of June 30, 1996 has been revised to reflect the effect of the restatement discussed in Note 2 to the accompanying unaudited consolidated financial statements.

Changes in Financial Condition June 30, 1996, as restated, compared to December 31, 1995.

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

         The Company's permanent credit facility was increased to $30 million in December 1994, with the increase being utilized to expand underwriting capacity during 1995. At September 30, 1995, the Company defaulted on certain financial covenants contained in the related loan agreement. This default was not cured prior to December 31, 1995. The loan agreement was amended, including revised financial covenants, effective March 1, 1996. See "Liquidity and Capital Resources."

Results of Operations for the quarter and six-months, as restated, ended June 30, 1996 compared to the quarter and six-months ended June 30, 1995.

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

Losses for the quarter ended June 30, 1996 were slightly lower than losses for the same period of 1996 due to the cession of 30% to reinsurers in 1996. The loss ratio, however, increased to 83.6% from 75.8% for the quarters ended June 30, 1996 and 1995, respectively, due to the continued effects of the in-force policies from unprofitable programs written in 1995. The loss ratio for the first six months of 1996 was 87.2% compared to 73.9% for the same period of 1995 due to the continuing effects of the adverse loss results the Company has experienced on certain of its personal and commercial automobile programs.

During the second quarter, management of the Company retained an experienced commercial claims specialist to review its commercial claims files and to reevaluate its claims handling procedures and philosophies. Certain of the outstanding loss reserves for reported commercial claims have been increased as a result of his review, which is ongoing.

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

Liquidity and Capital Resources

As a result of the restatement of the unaudited consolidated financial statements for the quarter ended March 31, 1996, the Company was in default of certain financial covenants under its bank credit facility at June 30, 1996.

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


                               Midland Financial Group, Inc.
                                     (Registrant)




February 3, 1997               /s/  Joseph W.McLeary
                               ------------------------------
                               By:  Joseph W. McLeary
                                    Chairman and CEO




February 3, 1997               /s/  Elena Barham
                               ------------------------------
                               By:  Elena Barham
                                    Senior Vice-President and
                                    Chief Financial Officer