Form 10-Q/A
period 1996-09-30
MIDLAND FINANCIAL GROUP INC
filed 1997-02-06
CIK 879522

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                    20549
                                 Form 10-Q/A2



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
                                              ========         ========

                        MIDLAND FINANCIAL GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (In thousands except per share amounts)
                                 (Unaudited)



                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                           -------------                  -------------
                                                       1996            1995            1996            1995
                                                       ----            ----            ----            ----
                                                   (as restated)
Gross premiums written                               $ 42,907         $57,761        $146,668        $164,420
                                                     --------         -------        --------        --------
Net premiums written                                 $ 14,049         $34,327        $ 90,494        $138,408
                                                     --------         -------        --------        --------
 Income:
   Premiums earned                                   $ 29,919         $48,983        $107,948        $132,848
   Policy fees                                          2,618           2,998           8,948           7,755
   Investment income                                    2,317           2,998           6,811           7,815
   Net realized investment gains (losses)                 (84)            302             363             308
   Other income                                            17              40              57             156
                                                     --------         -------        --------        --------
                                                       34,787          55,321         124,127         148,882
                                                     --------         -------        --------        --------

Expenses:

   Losses & loss adjustment exp.                       29,257          46,421          97,297         108,381
   Policy acquisition costs                             7,166          15,134          26,116          36,156
   Operating expenses                                   1,387           2,388           4,771           4,973
   Interest                                               527             576           1,738           1,356
   Amort. of intangible assets                            290              35             364             103
                                                     --------         -------        --------        --------
                                                       38,627          64,554         130,286         150,969
                                                     --------         -------        --------        --------
Income (loss) before provision for
   income taxes and equity interest                    (3,840)         (9,233)         (6,159)         (2,087)
Income tax provision (benefit)                         (2,088)         (3,585)         (3,662)         (1,966)
                                                     --------         -------        --------        --------

Income (loss) before equity interests                  (1,752)         (5,648)         (2,497)           (121)
Equity interests                                           25             (75)             10            (199)
                                                     --------         -------        --------        --------

Net income (loss)                                    $ (1,727)        $(5,723)       $ (2,487)       $   (320)
                                                     --------         -------        --------        --------
Net income (loss) per common share                   $   (.31)        $ (1.05)       $   (.45)       $   (.06)
                                                     ========         =======        ========        ========
Weighted average common shares                          5,547           5,471           5,547           5,458
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

     In January 1997, the Company determined that its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 1996, should be amended to reflect the inadvertent omission of certain loss data from the actuarial analysis performed as of March 31, and June 30, 1996, aggregating $3.3 million of incurred commercial automobile liability losses and loss adjustment expenses. The Company had recorded an increase of $6 million to its reserves in its initial report of financial results for the quarter ended September 30, 1996. The accompanying unaudited consolidated financial statements for the quarter ended September 30, 1996, have been revised to reflect a reduction of incurred losses and loss adjustment expenses of $3.3 million, representing the total which now has been included in the quarter ended March 31, 1996 and the six months ended June 30, 1996. Results for the nine months ended September 30, 1996, are unchanged. The effect of this restatement on net income and per share amounts for each of the three quarters ended March 31, June 30, and September 30, 1996, as previously reported is:


                                                        1996 Quarter ended
                                            -----------------------------------------
                                            March 31       June 30       September 30
                                            --------       -------       ------------
                                                           (000's)
     Net income as previously reported      $   528        $ 890           $(3,905)
     Adjustment                              (2,178)         -0-             2,178
                                            -------        -----           -------
     Net income as adjusted                 $(1,650)       $ 890           $(1,727)
                                            -------        -----           -------
         Per share amounts:
     Net income as previously reported      $   .10        $ .16           $  (.70)
     Adjustment                                (.39)         .00               .39
                                            -------        -----           -------
     Net income as adjusted                 $  (.29)       $ .16           $  (.31)
                                            -------        -----           -------

     At September 30, 1996, the Company was in default of certain financial covenants under its bank credit facility. The lender has requested to be paid in full at March 31, 1997. Due to the current dividend restrictions on the Company's insurance subsidiaries, the Company will be unable to meet its 1997 debt service requirements without receiving special regulatory approval to dividend capital out of its insurance subsidiaries to the Company. Management anticipates that the Progressive transaction will be consummated and the debt paid prior to March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1996, has been revised to reflect the effect of the restatement discussed in Note 2 to the accompanying unaudited consolidated financial statements.

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

Results of Operations for the quarter, as restated, and nine-months ended September 30, 1996, compared to the quarter and nine-months ended
September 30, 1995.

      The following discussion has been revised to describe more fully the status of the Company's commercial automobile programs and certain strategic changes made by the Company during the third quarter of 1996.

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

      Losses for the quarter ended September 30, 1996, were lower than losses for the same period of 1995 due to the personal auto cession of 30% during 1996 and the 100% cession of commercial business for losses occurring subsequent to June 30, 1996. The loss ratio, however, increased to 97.8% from 94.8% for the quarters ended September 30, 1996, and 1995, respectively, and up from 83.6% at June 30, 1996, due to the continued effects of the in-force policies from unprofitable personal automobile programs written in 1995 and due to loss development on discontinued commercial automobile programs. The loss ratio for the first nine months of 1996 was 90.1% compared to 81.6% for the same period of 1995 due to the effects of the same.

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

      Also, as the Company previously disclosed, it eliminated certain of its commercial automobile programs in Texas and Illinois in 1995 and early 1996. The Company began writing commercial programs through its Texas office in 1992, offering commercial automobile coverage (garage, business auto, and local/intermediate radius truck), and commercial general liability (monoline). The commercial programs were expanded to Illinois in 1993, and Mississippi, Louisiana and Arkansas from 1992 through 1995, offering primarily commercial automobile coverages for short to intermediate-haul truck and small garage operators. In addition, the Company began to offer general liability coverages to pest control operators in 1995. Through its commercial programs, the Company offered various loss limits, including up to $1 million per occurrence on certain risks, but it limited its net exposure to lower limits ($250,000 to $375,000 in various years) through the use of various "Excess of Loss" reinsurance agreements. All these expansion programs except Illinois were managed from the Company's Texas and Louisiana offices, including the claims-handling, which was performed by a staff of in-house adjusters, substantially in Texas. In 1994, the results on the Illinois trucking business deteriorated, ultimately causing the Company to close its Illinois office in 1995 and to cease to offer commercial coverages in Illinois.

      As the commercial marketplace became more price-competitive in 1995, the Company began to experience an adverse trend in some of its Texas truck programs, primarily related to logging risks it had written. Management made a decision to cease offering this product in late 1995. Also in late 1995, due to the adverse development indicated in the reserves for certain commercial losses and loss adjustment expenses and due to the changes being made related to the commercial programs, the Company made a decision to consolidate the underwriting of all the Company's commercial programs into the Texas office and to terminate the relationships with certain of its commercial agents effective in 1996.

      In early 1996, management retained a highly seasoned external commercial claims specialist to work as a full-time staff claims consultant to reevaluate outstanding case reserves and analyze the claims-handling procedures employed by the Company's staff claims adjusters. During the second and third quarters, as a result of the recommendation of this staff claims consultant, the Company terminated the engagement of approximately 20 external defense attorneys, who were assisting the Company in handling certain claims. The staff claims consultant believed litigation by external defense attorneys had resulted in claims remaining open for longer periods of time at higher ultimate settlement costs. He reviewed and reevaluated the reserves on the related files during the second and third quarters, considering facts and circumstances known through the date of his review, and recommended a number of reserve increases to provide for the anticipated increases in ultimate settlement costs as compared to the carried reserves. He also recommended that the Company adopt a more aggressive approach to settling commercial claims, which the Company did. This resulted in a significant increase in file closures, and in incurred and paid loss transactions during the third quarter.

      Also, during the third quarter of 1996, certain other key events took place. On July 17, 1996, the President and Chief Operating Officer of the Company was killed in the crash of TWA Flight 800. In late July, the Company and Danielson Holding Corporation terminated their merger plans.

      Due to the death of its President, who was instrumental in the development and expansion of the commercial programs, and due to the recent adverse trends in certain of those programs, management made a strategic decision to cease to retain risk on and ultimately cease to offer any commercial products and to concentrate solely on personal automobile products in the future. Management began to negotiate with a number of reinsurers to attempt to locate a carrier to assume 100% of its net retention on its commercial programs for approximately one year, thereby providing continuing coverage for its insureds and allowing sufficient time for a replacement issuing carrier to be located. These negotiations were held during the third quarter of 1996 and were completed in October 1996, but the agreement reached provided that the assuming carrier would assume 100% of the Company's unearned premiums as of June 30, 1996, and all losses occurring thereafter on all its commercial programs.

      To obtain additional assurance that it was taking the proper steps to evaluate and control the losses on its commercial programs, the Company requested the assistance of staff commercial claims auditors from its personal auto quota-share reinsurer, which is also a major writer of commercial business nationwide, to review its procedures and the steps it had taken during the second and third quarters. This review resulted in those auditors concurring with the conclusions reached and the steps recommended and/or taken by the staff claims consultant in Texas.

      In preparing his analysis of September 30, 1996 reserves, the Company's Chief Actuary isolated the development and emergence patterns he had anticipated for the third quarter, which is a normal part of the loss reserve review and estimation process. When these anticipated results were compared to the actual patterns experienced during the quarter, the actual incurred emergence on case incurred losses exceeded his estimate by $1.3 million, or 42%, largely due to the steps taken in conjunction with strategic and procedural changes made during the quarter. The unaudited consolidated financial statements, as restated, reflect the Chief Actuary's recommendation that the Company record an increase of $2.7 million in its loss and loss adjustment expense reserves as of September 30, 1996.

      During 1995, the Company utilized catastrophe insurance futures and options to help manage the Company's risk from catastrophic losses. All contracts open at December 31, 1995 were closed in 1996 and the Company has not utilized this program in 1996.

      Liquidity and Capital Resources

      As a result of the net loss for the quarter ended September 30, 1996, the Company is in default of certain financial convenants under its bank credit facility. The lender has requested to be paid in full at March 31, 1997. Due to the current dividend restrictions on the Company's insurance subsidiaries, the Company will be unable to meet its 1997 debt service requirements without receiving special regulatory approval to dividend capital out of its insurance subsidiaries to the Company. Management anticipates that the Progressive transaction described in Note 2 will be consummated and the debt paid prior to March 31, 1997.

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



                                          Midland Financial Group, Inc.
                                                  (Registrant)




February 3, 1997                           /s/ Joseph W. McLeary
                                           ---------------------------------
                                           By: Joseph W. McLeary
                                           Chairman and CEO



February 3, 1997                           /s/ Elena Barham
                                           ---------------------------------
                                           By: Elena Barham
                                           Senior Vice-President and
                                           Chief Financial Officer